Form 10KSB
period 1999-12-31
EIGHT BALL CORP DBA WESTCHESTER SPORTS GRILL
filed 2000-04-27
CIK 1070512

SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549


FORM 10-KSB
ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the year ended December 31, 1999.


Commission File Number 000-26211


EIGHT BALL CORPORATION, DBA
WESTCHESTER SPORTS GRILL
(Exact name of registrant as specified in its charter)

Nevada							                             95-4666270
(State of organization)            (I.R.S. Employer Identification No.)

5630 West Manchester Blvd. Los Angeles, CA 90045
(Address of principal executive offices)

Registrant's telephone number, including area code: (702) 768-0555.

Registrant' Attorney:  Shawn F. Hackman, Esq.
                       3360 W. Sahara, Suite 200
                       Las Vegas, NV  89102
                       Tele: 702-732-2253
                       Fax:  702-940-4006

Securities registered under Section 12(g) of the Exchange Act:
	Common Stock, $.001 par value per share

Check whether the issuer (1) filed all reports required to be file by
Section 13 or 15(d) of the Exchange Act during the past 12 months and
(2) has been subject to such filing requirements for the past 90 days.
YES  ()

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
PART III of this Form 10-KSB or any amendments to this Form 10-KSB.  []

Issuer's Revenue during the year ended December 31, 1999:  $0


DOCUMENTS INCORPORATED BY REFERENCE:

The Company's form 10-SB12G filed on 5/28/1999, and the exhibits thereto, are incorporated by reference. A list of those exhibits is provided in ITEM 13 below.




PART I

ITEM 1.	DESCRIPTION OF BUSINESS.

Background
Eight Ball Corporation, dba Westchester Sports Grill (the "Company") is a Neveda corporation formed on October 9, 1997. Its principal place of business is located at 5630 West Manchester Blvd., Los Angeles, CA 90045. The Company intends it Westchester Grill to serve drinks and food in an atmosphere featuring pool tables, displays of sports memorabilia, and TV monitors which would mainly show sporting events. On October 9, 1997, the Company issued 50,000 shares of its common stock for $50,000 cash.. On September 15, 1998 the Company completed a public offering that was offered without registration under the Securities Act of 1933, as amended, in reliance upon the exemption from registration afforded by sections 4(2) and 2(b) of the Securities Act of 1933, as amended (the "Securities Act") and Regulation D promulgated thereunder. The Company sold 100,000 shares at a price of $0.25 per share for a total amount raised of $25,000.




Business of Issuer


The Company's mission is to finish developing and then operate its Westchester Sports Grill. The Company intends its Westchester Sports Grill to serve drinks and food in an atmosphere featuring pool tables, displays of sports memorabilia, and TV monitors which would mainly show sporting events.




ITEM 2.	DESCRIPTION OF PROPERTY


The company currently has a five year lease for 4,100 square feet of space at 5630 West Manchester Avenue, Los Angeles, CA 90045 for
$ 4,864.00 per month.


ITEM 3.	LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.



ITEM 4.	SUBMISSION OF MATTERS TO SHAREHOLDERS' VOTE

None






ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


The Company's common stock is not quoted on the over-the-counter market in the United States under the symbol . Management has not undertaken any discussions, preliminary or otherwise, with any prospective market maker concerning the participation of such market maker in the after-market for the Company's securities and management does not intend to initiate any such discussions until such time as the Company has consummated a merger or acquisition. There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

Market Price

The Registrant's Common Stock is not quoted at the present time. Effective August 11, 1993, the Securities and Exchange Commission adopted Rule 15g-9, which established the definition of a "penny stock," for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and
(ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

The National Association of Securities Dealers, Inc. (the "NASD"), which administers NASDAQ, has recently made changes in the criteria for initial listing on the NASDAQ Small Cap market and for continued listing. For initial listing, a company must have net tangible assets of $4 million, market capitalization of $50 million or net income of $750,000 in the most recently completed fiscal year or in two of the last three fiscal years. For initial listing, the common stock must also have a minimum bid price of $4 per share. In order to continue to be included on NASDAQ, a company must maintain $2,000,000 in net tangible assets and a $1,000,000 market value of its publicly-traded securities. In addition, continued inclusion requires two market-makers and a minimum bid price of $1.00 per share.

Management intends to strongly consider undertaking a transaction with any merger or acquisition candidate which will allow the Company's securities to be traded without the aforesaid limitations. However, there can be no assurances that, upon a successful merger or acquisition, the Company will qualify its securities for listing on NASDAQ or some other national exchange, or be able to maintain the maintenance criteria necessary to insure continued listing. The failure of the Company to qualify its securities or to meet the relevant maintenance criteria after such qualification in the future may result in the discontinuance of the inclusion of the Company's securities on a national exchange. In such events, trading, if any, in the Company's securities may then continue in the non-NASDAQ over-the-counter market. As a result, a shareholder may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's securities.

Holders

There are 29 holders of the Company's Common Stock. On October 9, 1997 the Company issued 50,000 shares of its common stock for $50,000 cash. On September 15, 1998, the Company completed a public offering. The Company sold 100,000 shares at a price of $0.25 per shares for a total amount raised of $25,000, pursuant to 504 of Regulation D.. All of the issued and outstanding shares of the Company's Common Stock were issued in accordance with the exemption from registration afforded by Section 4(2) of the Securities Act of 1933.

Dividends

The Registrant has not paid any dividends to date, and has no plans to do so in the immediate future.






ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS


NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS
This statement includes projections of future results and "forward-looking statements" as that term is defined in Section 27A of the Securities Act of 1933 as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 as amended (the "Exchange Act"). All statements that are included in this Registration Statement, other than statements of historical fact, are forward-looking statements. Although Management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations are disclosed in this Statement, including, without limitation, in conjunction with those forward-looking statements contained in this Statement.

	The Company intends for its Westchester Sports Grill to serve the residential, university, commercial and tourist communities in the surrounding area. The restaurants immediate neighborhood is an industrial, heavy-traffic area. Across one street is a police training center. Half a mile away is the Great Forum indoor arena with a maximum seating capacity of approximately 15,000. One mile away is the Los Angeles International Airport. The Company anticipates its patronage to be non-seasonal.

	The Company plans to have its Westchester Sports Gill open from 11 a.m. to 2 a.m. Monday through Friday, and 8 a.m. to 2 a.m. Saturday and Sunday. The Company believes these hours are optimum for attracting its targeted patrons. No persons under 18 years of age shall be allowed within the establishment between the hours of 10 a.m. and 5 p.m., Monday through Friday, unless accompanied by an adult. The Company intends its Westchester Sports Grill to serve alcoholic drinks and food in an atmosphere featuring billiard tables, displays of sports memorabilia, and TV monitors which would mainly show sporting events.

	At least two licensed uniformed security guards shall patrol inside and outside the property, including any associated parking areas. Security personnel shall be on duty continuously from later than 9 p.m. until one-half hour after closing of the facility for patron service on all days the facility is open for business.

	The bar and grill in the Westchester Sports Gill total 4,100 square feet in area. However, the Company will not know the specific maximum allowed seating capacity until construction is completed and the premises have been inspected by the local fire department. The property's conditional use permit, which was granted April 17, 1998 by the City of Los Angeles, limits total capacity to 125 patrons.

	The Company's target markets include well-paid workers and managers, college and police training center students, tourists, and singles who desire quality food and alcoholic beverages served in a casual sports-oriented atmosphere. Current trends within the food industry according to the National Restaurant Association that the Company's menu and facility are designed to capitalize on are:
Value and convenience continue to drive industry growth.
Food away from home is no longer considered a luxury but a component of today's convenience-driven lifestyle.
Off -premises dining continues to grow and can be exploited by providing alcoholic beverages and an American food menu and advertising that menu and alcoholic beverages locally on a consistent basis through direct mailings.
The U.S. Census Bureau predicts that in influence of children will continue to grow in the years ahead in response to the baby-boomers' baby production. Four million children a year in this country, and that trend is expected to continue through the year 2000.
Ambiance give restaurants a competitive edge. The 1990's have seen restaurant customers demanding more entertainment for their dollar which the Company intends to deliver with the sports atmosphere of its Westchester Sports Grill.

	Menu development is important to the management of the Westchester Sports Grill. The Company intends to re-evaluate its menu on a regular basis, and all promotional menu items are to be tracked according to popularity and operating margin. The Company intends to price and portion its entire menu to reflect a minimum cost of goods sold.

	The Company also intends to monitor competing restaurants and bars in order to remain competitive. The Company believes its most important competitive advantage over Burger King, Pollo Loco, and Denny's is its flexibility with respect to its menu.

	The Company's Management, from its many years of experience in the restaurant business, has learned that food has to touch all of the senses. The Company plans to offer classic American fare somewhat different from the food which its three nearby aforementioned competitors offer. The Company also plans to design its food to take advantage of the current trends within the restaurant industry, and will stress freshness as a key component to its menu

	The Company intends that its customers will get their food prepared their way, within reason, when ordering.

	The Company has not yet planned a specific menu, but an average ticket price of $25.00 per table. The Company may adjust portion sizes and prices and make other changes to its menu based on its experience with customers after the Westchester Grill commences operations.

	Prices of the menu items and beverages will be set first and foremost by the grills overhead, the competition's range of prices. The Company plans to regularly review the competitions menu offerings to maintain a competitive stance in the marketplace and to offer a choice of quality food and beverages values to its customers. The Company's goal is to maintain a maximum cost of goods sold in order to maintain an achievable high net profit margin.

	The Company will hold a grand opening, to which it will invite senior officials.(and their spouses) of local companies, government agencies, schools, and other organizations within several miles of the grill to eat, drink, dance to live music, and socialize.

	The Company will promote its live entertainment, quality food, satisfactory service, and casual sports ambiance in order to draw in the local repeat patronage as well as tourists and to establish the Westchester Sports Grill in the community as a casual restaurant and bar, with alcoholic beverages and quality food served in a sports-oriented atmosphere. The Company's advertising strategy includes:
Selecting local business and mass media publications with high specific market penetration.

Using discount coupons and advertising in the dining section of the local newspapers.

Scheduling adequate frequency of ads to impact market with menu items and promotions.

Where possible, position advertising in or near entertainment/food related editorials.

Promoting its live entertainment which the Company plans to provide within the limitations of the conditional use permit that the City of Los Angeles granted April 18, 1998 to its planned Westchester Sports Grill.
Taking advantage of special high-interest local holiday issues of local newspapers when possible.
Maximizing advertisement life with monthly and weekly publications.

Establishing relationships with individuals who are in a position to recommend the Company or direct business to the Company.

Investigating the establishment of an Internet Web Site with links to local and possibly appropriate non-local Web sites.

According to the National Restaurant Association, a very successful trend in 1996 that has continued to attract customers in 1997 is a valuable added promotional media plan. The Company plans to specifically target customers directly through local publications and direct mailings, using the following approaches
Position the Company as an interesting sports grill and bar with live entertainment, dancing, quality food, and alcoholic beverages.

Favorably compare the Company's expertise, advantages, services and products with other restaurants and bars. To be effective and to present a professional image to prospective patrons, the Company expects its advertisements and marketing representatives to include reliance on a history of professional conduct, meticulous attention to detail, and a documented record of satisfaction by past patrons.

Develop a sustained public relations effort in conjunction with ongoing contact with key editors and top-level reporters in local mass media.
Invite the more influential reporters and editors from pertinent industry publications and/or mass media for visits to the Company's planned Westchester Sports Grill.
During a visit, each of the guests would receive a complete briefing on the Westchester Sports Grill, an opportunity to interview the Company's President and staff, and samples of the food and beverages. If logistics or timing is a problem with the interviews, then the Company could possible arrange interviews at local trade shows and fairs.
Participate in appropriate local trade shows and fairs. To reduce costs, the company may participate in other companies' booths as joint ventures.

Produce a comprehensive Company sales presentation incorporating computer slides, photograph albums, video tapes, audio cassettes, binder, a letter of introduction, and brochures. Combinations of this material to be used as the primary public relations tool for all target media editorial contact. The Company expects such a presentation will also be effective for inclusion in press kits and sales packages.

Track, wherever possible, the incremental revenue generated from it advertising, promotion and publicity efforts. The
Company anticipates a portion of sales will be generated directly from its promotions, and another portion of indirect increase in sales through various channels.
Form strategic alliances with other companies in the restaurant and bar industries and other related industries.
These relationships may allow the Company of offer inducements and discounts to special patron categories and to generate leads for future customers.
Develop a regular and consistent menu and activity update program for the major target media, keeping key editors abreast of the Company's menus and activities.
Establish contact with editorial staff for the purpose of being included in restaurant and bar "round-ups" in the mass media, where competing restaurant and bar services are compared. The Company expects such exposure to build credibility and market acceptance.

Management

The Company's founders possess many years of restaurant and retail experience between them. They understand the importance of a strong management team which believes in day-to-day hands-on operational management covering all shifts. The Company also believes in an experienced supporting advisory management team making up the Company's Board of Directors.

In addition to the management of day-to-day operations, the Company's Officers plan to:

Oversee menu development, purchasing, portioning, pricing and inventory control including approval of all financial obligations of the company.

Plan, develop, and establish customer service policies and objectives as well as plan and establish all employee-related policies.

Hire and fire all employees of the Company
Manage working capital including receivables, inventory, cash and marketable securities.

Perform financial forecasting including capital budgeting, cash flow analysis, pro forma financial statements, and external financing requirements.

Prepare financial analysis of operations for guidance of management, including the preparation of reports which outline company's financial position in areas of income, expenses, and earnings, based on past, present and future operations.

Prepare budgets and financial forecasts and arrange for audits of company's accounts.

The duties of some types of the Company's officers and employees are summarized as follows:

PRESIDENT: Manages menu planning, advertising, public relations, sales and promotion, merchandising, and training. Identifies and researches new markets. Identifies and set strategy for reaching new markets. Evaluates competition.

VICE PRESIDENT OF FINANCE: Manages working capital including receivables, cash and market securities. Performs financial forecasting including capital budget, cash budget, pro forma financial statements, external financing requirements, and financial condition requirements.

Directs financial affairs to the organization. Prepares financial analysis of operations for guidance to management. Prepares reports which outline company's financial position in areas of income, expenses, and earnings, based on past, present and future operations. Directs preparation of budgets and financial forecasts. Arranges audits of company's accounts. If necessary, sets up and operates Company's computerized information system.

DIRECTOR OF MARKETING AND ENTERTAINMENT: Prepares and implements marketing plans and budgets. Formulates and purses publicity strategies. Generates and maintains lists of contacts. Tracks and identifies successful sales tactics. Assists with interviewing and hiring personnel. Designs and places advertisements and discount coupons. Arranges visits and interviews with mass media representatives and reporters. Selects, interviews, auditions, hires, and schedules live entertainment.

DIRECTOR OF FOOD AND BEVERAGES: Purchases food and beverages. Plans and prints menus and beverage selections. Interview, hires and trains waitstaff, chefs, cashiers, bartenders, and dishwashers. Monitors and assures quality of food and beverages. Sets and maintains sanitary standards. Ensures compliance with local health district regulations. Provides assistance where and when needed during peak periods and/or during temporary personnel shortages.

From time to time, the Company may combine, rearrange, or assign new duties and responsibilities among its employees and officers.
The Company plans to keep the Westchester Sports Grill open a minimum of 360 days out of the year and use a minimum of two full shifts of personnel. The company believes peak business at its Westchester Sports Grill business will occur form Friday through Sunday, all day; lunch during the week and at night to the local residents, factory and office employees, police training center and university students and staff, and tourists. The Company plans to add additional staff as the business cycle dictates.

The Company believes continued success will be heavily dependent on the quality of its service and food. It must, therefore, assure that its employees provide a consistently high level of service from the beginning. The Company plans to hire only experienced qualified people and ensure that its staff are adequately trained.
The Company believes that its customers will emphasize service and support as one of their major concerns. The Company believes that they will be impressed with the fast, full service that it plans to provide. The Company particularly believes that they will be delighted with being able to modify menu selections to a reasonable degree, when ordering. The purpose for this service is to assure customer satisfaction and loyalty and to create satisfied word of mouth advertising.

The Company plans to demand that its waitstaff provide the very best in quality services to the customer making certain that they are happy and satisfied with their dining and bar experiences. The Company plans to ensure that its personnel are thoroughly trained and undergo regular performance evaluations.

The Company anticipates that none of the Company employees will be subject to collective bargaining agreements. None of the Company's employees are on strike, or have been in the past three years. The Company is not aware of any existing or threatened strikes or workers' disputes.

Sales commissions, bonuses, and corporate stock may be offered to employees as supplemental benefits or incentive arrangements. At this time, the Company currently offers no such benefits, and no plant to offer such benefits exist.



ITEM 7.	FINANCIAL STATEMENTS.


EIGHT BALL CORPORATION
FINANCIAL STATEMENTS
DECEMBER 31, 1999


EIGHT BALL CORPORATION
CONTENTS



                                                PAGE
                                                ----

INDEPENDENT AUDITOR'S REPORT                      1

FINANCIAL STATEMENTS

   BALANCE SHEET                                  2

   STATEMENT OF OPERATIONS                        3

   STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY   4

   STATEMENT OF CASH FLOWS                        5

   NOTES TO FINANCIAL STATEMENTS                  6-7



KDS
KURT D. SALIGER, CPA
CERTIFIED PUBLIC ACCOUNTANT

INDEPENDENT AUDITOR'S REPORT

BOARD OF DIRECTORS
EIGHT BALL CORPORATION
LAS VEGAS, NEVEDA

   I HAVE AUDITED THE ACCOMPANYING BALANCE SHEET OF EIGHT BALL CORPORATION, AS OF DECEMBER 31, 1999 AND THE RELATED STATEMENTS OF OPERATIONS,
STOCKHOLDERS' EQUITY AND CASH FLOWS FOR THE YEAR THEN ENDED.  THESE
FINANCIAL STATEMENTS ARE THE RESPONSIBILITY  OF THE COMPANY'S MANAGEMENT.
MY RESPONSIBILITY IS TO EXPRESS AN OPINION ON THESE FINANCIAL STATMENTS BASED ON MY AUDIT.

   I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statments are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

   In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eight Ball Corporation at December 31, 1999 and the results of their operations their cash flows for the year then ended in conformity with generally accepted accounting principles.

Kurt D. Saliger, CPA
April 19, 2000

5000 W. Oakey, Suite A-4
Las Vegas, NV 89146



EIGHT BALL CORPORATION
BALANCE SHEET
DECEMBER 31, 1999

                       ASSETS
CURRENT ASSETS
   CASH                                     $245
   INVENTORY                                $9,702
   ACCOUNTS RECEIVABLE                      $0
                                            ------
       TOTAL CURRENT ASSETS                 $9,947

PROPERTY AND EQUIPMENT, NET                 $22,005

OTHER ASSETS                                $0
                                            -------
                       TOTAL ASSETS         $31,952
                                            =======


        LIABILITES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   ACCOUNTS PAYABLE                         $28,173
   ACCURED LIABILITIES                      $29,738
   CURRENT PORTION, LONG TERM DEBT          $0
                                            -------
        TOTAL CURRENT LIABILITIES           $57,911

LONG-TERM DEBT
STOCKHOLDERS'EQUITY
   COMMON STOCK, $.001 PAR VALUE
   AUTHORIZED 50,000,000 SHARES; ISSUED
   AND OUTSTANDING 150,000 SHARES
   DECEMBER 31, 1999                        $150

   ADDITIONAL PAID IN CAPITAL               $74,850

   RETAINED EARNINGS (DEFICIT)              ($100,959)
                                            ----------
         TOTAL LIABLITIES AND
         STOCKHOLDERS' EQUITY               $31,952
                                            ==========

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.


EIGHT BALL CORPORATION
STATEMENT OF OPERATIONS
FROM JANUARY 1, 1999 TO DECEMBER 31, 1999


REVENUES                                      $163,511
COSTS OF REVENUES                             ($76,190)
                                              ---------
         GROSS PROFIT                         $87,321

OPERATION EXPENSES
         SELLING, GENERAL AND
                  ADMINISTRATIVE              $119,165
         DEPRECIATION                         $6,288

         TOTAL OPERATION EXPENSES             $125,453
                                              ---------
         INCOME  (LOSS) FROM OPERATIONS       ($38,132)
         INCOME TAXES                         $0
                                              ---------
         NET PROFIT (LOSS)                    ($38,132)
                                              =========

         NET PROFIT (LOSS)
         PER SHARE                            ($0.2542)

         AVERAGE NUMBER OF
         SHARES OF COMMON
         STOCK OUTSTANDING                    150,000
                                              =========

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


EIGHT BALL CORPORATION
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
DECEMBER 31, 1999


COMMON STOCK
------------

                          NUMBER                       ADDITIONAL   RETAINED
                           OF            AMOUNT        PAID IN      EARNINGS
                          SHARES                       CAPITAL      (DEFICIT)
                          ------         ------        ----------   ---------
BALANCE JANUARY
  1, 1997                 0              $0            $0           $0

OCTOBER 9, 1997
ISSUED FOR CASH           50,000         $50           $49,950

NET (LOSS) FOR
THE PERIOD OCTOBER 9,
1997 (INCEPTION) TO
DECEMBER 31, 1997                                                   ($1,227)
                          ------         ------        ----------   ---------
BALANCE DEC. 31, 1997     50,000         $50           $49,950      ($1,227)


SEPTEMBER 15, 1998
PUBLIC OFFERING
REGULATION D
ISSUED FOR CASH           100,000        $100          $24,900

NET (LOSS) JANUARY 1, 1998
TO DECEMBER 31, 1998                                                ($61,600)
                          -------        ----          -------      ---------
BALANCE DECEMBER
   31, 1998               150,000        $150          $74,850      ($62,827)

NET (LOSS) JANUARY 1, 1999
   TO DECEMBER 31, 1999                                             ($38,132)
                          -------        ----          --------     ---------
BALANCE DECEMBER
   31, 1999               150,000        $150          $74,850      ($100,959)
                          =======        ====          =======      ==========


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

EIGHT BALL CORPORATION
STATEMENTS OF CASH FLOWS
FROM JANUARY 1, 1999 TO DECEMBER 31, 1999

CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME (LOSS)                                     ($38,132)
Adjustments to reconcile net income (loss)
to cash provided by operating activities:
        Depreciation                                  $6,288
        Decrease in accounts receivable               $0
        Increase in inventory                         ($3,042)
        Increase in accounts payable                  $21, 639
        Increase in accrued liabilities               $12,851
                                                      ----------
Net cash provided by operating activities             ($396)
                                                      ----------

CASH FLOWS FROM INVESTING ACTIVITIES
        Purchase of property and equipment            $0
                                                      ----------
Net cash (used in) investing activities               $0
                                                      ----------
CASH FLOWS FROM FINANCING ACTIVITIES
        Issue common stock                            $0
                                                      ----------
        Net increase (decrease) in cash               ($396)
        Cash, January 1, 1999                         $641
                                                      ----------
        Cash, December 31, 1999                       $245
                                                      ==========


See accompanying notes to financial statements.



EIGHT BALL CORPORATION
NOTES TO FINANCIAL STATEMENTS
December 31, 1999


NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

   The Company was organized October 9, 1997 under the laws of the State of Nevada, under the name Eight Ball Corporation. The Company operates in the pool hall and restaurant industries.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Accounting Method
   The Company records income and expenses on the accrual method of accounting.

   Estimates
   The preperation of financial statments in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

   Cash and equivalents
   For the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 1999.

   Inventory
   Inventories are stated at the lower of cost (which approximates first-in, first-out cost) or market.

   Property and equipment
   Property and equipment is stated at cost. Depreciation is recorded using the straight-line method over the estimated useful life of the asset of three to seven years.

   Income taxes
   Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS #109)
 "Accounting for Income Taxes." A deferred tax asset or liability is recorded for all temporary differenced between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

   Loss Per Share
   Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share." Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would result if dilutive common stock equivalents had been converted to common stock. As of December 31, 1999, the Company had no dilutive common stock equivalents such as stock options.

NOTE 3 - STOCKHOLDERS' EQUITY

   The authorized common stock of Eight Ball Corporation consists of 50,000,000 shares with a par value of $0.001 per share.
   On October 9, 1997, the Company issued 50,000 shares of its common stock for $50,000 cash.
   On September 15, 1998, the Company completed a public offering that was offered without registration under the Securities Act of 1933, as amended, in reliance upon the exemption from registration afforded by sections 4 (2) and 2 (b) of the Securities Act and Regulation D promulgated thereunder. The Company sold 100,000 shares at a price of $0.04 per share for a total amount raised of $25,000.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

   Operating leases
   The Company leases retail space for its restaurant and pool hall. The facility lease is for a period of two years and five months. The lease provides a renewal option of two five year additional terms. Total rent expense was $35,184 for the period ended December 31, 1999.
   Estimated future minium lease payments as of December 31, 1999 are as follows:

     Year ending December 31, 2000       $17,384
     Year ending December 31, 2001       $0
     Year ending December 31, 2002       $0
     Year ending December 31, 2003       $0
     Year ending December 31, 2004       $0
                                         --------
                                         $17,384










ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
		AND FINANCIAL DISCLOSURES.


None





ITEM 9.  	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
		PERSONS.


The members of the Board of Directors of the Company serve until the next annual meeting of the stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors.

There are no agreements for any officer or director to resign at the request of any other person, and none of the officers or directors named below are acting on behalf of, or at the direction of, any other person.

The Company's officers and directors will devote their time to the business on an "as-needed" basis, which is expected to require 5-10 hours per month.

Information as to the directors and executive officers of the Company is as follows:

Name/Address
Age
Position
Alfonso Hernandez
3655 Campbell Rd.
Las Vegas, NV  89129
30

President/Director
John Harred
3655 Campbell Rd.
Las Vegas, NV  89129
30

Secretary
Eduardo Vega
3655 Campbell Rd.
Las Vegas, NV  89129
31

Treasurer
Alfonso Hernandez
3655 Campbell Rd.
Las Vegas, NV  89128
67

Director
Jose F. Garcia
3655 Campbell Rd.
Las Vegas, NV  89129
53

Director
Alfonso Hernandez; President/Director

Alfonso Hernandez, Jr., age 30, is President and a Director of the Company.
Los Ponchos Grill, Westwood, CA.  Owner and manager 1992 to present.
EDUCATION
Degree earned in business administration in 1990, Loyola Marymount University, Los Angeles, CA


John  Harred ; Secretary
Central Fish and Oyster dba the Fish Market, Los Angeles, CA. General Manger 1994 to present. Duties included purchasing and staff supervision.
Quality Food, Los Angeles, CA. Manger 1996 to present. Duties included sales and distribution.

EDUCATION
B.S. Biology, Loyola Marymount University, Los Angeles, CA Degree granted in 1992.


Eduardo Vega; Treasurer
3XL Security, Los Angeles, CA. Owner and operator 1997 to present. Duties included personal security and security for movie sets and production.
NFL Arizona Cardinals, Phoenix, AZ. Professional football player 1992 to 1993. Duties included physical conditioning, football training, and playing professional football.
Wisky A Go Go and Roxy night clubs, Hollywood, CA. Security guard 1993 to 1997.
EDUCATION
Graduate in physical education, Memphis University, Memphis, TN 1991


Alfonso Hernandez, Sr.; Director
Hacienda del Rey restaurant, Los Angeles, CA. Owner and manager 1965 to present.


Jose F. Garcia ;Director
Desert Professional Service, Las Vegas, Nevada. Mortgage broker 1993 to present. Responsibilities include bringing investors and borrowers to work out transactions, drawing mortgages, and supervising loan officers.

Mobil Oil Corporation convenience store and service station, Phoenix, Arizona. Owner and manager 1992 to present. Duties include monitoring and maintaining inventory. Organizing and evaluating garage procedures, maintaining efficient work flow, coordinating work schedules, supervising mechanics, purchasing and accounting.

Mobil Oil Corporation convenience store and service station, Los Angeles, California. Owner and manager 1985 to 1989. Duties include monitoring and maintaining inventory, organizing and evaluating garage procedures, maintaining efficient work flow, coordinating work schedules, supervising mechanics, purchasing and accounting. Rollfreight Systems, Los Angeles, California. Member of Board of Directors 1984. Company transports freight.

Chain of three automobile repair and service stations, Los Angeles, California. Owner and manager 1970 to 1969. Responsible for preparing work schedules, keeping production machinery in repair, interpreting statistics on raw materials and final products, Rheem Manufacturing Company, Los Angeles, California. Printed Circuit Department manager 1965 to 1969. Responsible for preparing work schedules, keeping production machinery in repair, interpreting statistics on raw materials and final products, supervising and training personnel, review, evaluate, and maintain production flow, keeping records of labor, and analyze data on costs and market conditions.

EDUCATION
Bachelor of Science and Letters, Joan of Arc School, Guatemala City, Guatemala 1962. University of San Carlos Law School, Guatemala City, Guatemala 1962 to 1963. Los Angeles City College, Los Angeles,
California 1965.

There is no family relationship between any of the officers and directors of the Company. The Company's Board of Directors has not established any committees.

Conflicts of Interest

Insofar as the officers and directors are engaged in other business activities, management anticipates it will devote only a minor amount of time to the Company's affairs. The officers and directors of the Company may in the future become shareholders, officers or directors of other companies which may be formed for the purpose of engaging in business activities similar to those conducted by the Company. The Company does not currently have a right of first refusal pertaining to opportunities that come to management's attention insofar as such opportunities may relate to the Company's proposed business operations. The officers and directors are, so long as they are officers or directors of the Company, subject to the restriction that all opportunities contemplated by the Company's plan of operation which come to their attention, either in the performance of their duties or in any other manner, will be considered opportunities of, and be made available to the Company and the companies that they are affiliated with on an equal basis. A breach of this requirement will be a breach of the fiduciary duties of the officer or director. Subject to the next paragraph, if a situation arises in which more than one company desires to merge with or acquire that target company and the principals of the proposed target company have no preference as to which company will merge or acquire such target company, the company of which the President first became an officer and director will be entitled to proceed with the transaction. Except as set forth above, the Company has not adopted any other conflict of interest policy with respect to such transactions.

Investment Company Act of 1940

Although the Company will be subject to regulation under the Securities Act of 1933 and the Securities Exchange Act of 1934, management believes the Company will not be subject to regulation under the Investment Company Act of 1940 insofar as the Company will not be engaged in the business of investing or trading in securities. In the event the Company engages in business combinations which result in the Company holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act of 1940. In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs. The Company has obtained no formal determination from the Securities and Exchange Commission as to the status of the Company under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject the Company to material adverse consequences.


ITEM 10. 	EXECUTIVE COMPENSATION


None of the Company's officers and/or directors receive any compensation for their respective services rendered to the Company, nor have they received such compensation in the past. They have agreed to act without compensation until authorized by the Board of Directors, which is not expected to occur until the Registrant has generated revenues from operations. As of the date of this registration statement, the Company has no funds available to pay directors. Further, none of the directors are accruing any compensation pursuant to any agreement with the Company.



ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
		MANAGEMENT.


The following table sets forth each person known to the Company, as of October 5, 1998, to be a beneficial owner of five percent (5%) or more of the Company's common stock, by the Company's directors individually, and by all of the Company's directors and executive officers as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

Title of
Class
Name/Address
of Owner
Shares
Beneficially
Owned
Percentage
Ownership
Common
Jose F. Garcia
3655 Campbell Road
Las Vegas, NV  89129
50,000
33%



ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
None.



ITEM 13. EXHIBITS



3.1           Articles                        Incorporated by Reference
3.2           Bylaws                          Incorporated by Reference




Signatures

In accordance with the requirements of the Securities Act of 1933,the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing on Form 10KSB and authorized this registration statement to be signed on its behalf by the undersigned, thereunto duly authorize,in the City of Las Vegas.

                                                Eight Ball Corporation

                                                By: Alfonso Hernandez
                                                    President