Form 10QSB
period 2000-03-31
EIGHT BALL CORP DBA WESTCHESTER SPORTS GRILL
filed 2000-05-09
CIK 1070512

Securities Exchange Commission
Washington, D.C.  20549
Form 10-Q



[X]  Quarterly Report Under Section 13 or 15(d) of the
     Securities Exchange Act of 1934

Commission File No.:

Eight Ball Corporation, d/b/a Westchester Sports Grill
(Exact name of registrant as it appears in its charter)


Nevada
(State or jurisdiction of Incorporation or organization)


95-4666270
(IRS Employer Identification No.)


5630 West Manchester Blvd. Los Angeles, CA     90045
(Address of Principal Executive Office)       (Zip Code)


Registrant's telephone number, including area code: (702) 768-0555 Securities registered pursuant to Section 12 (b) of the Act: None


Class A Common Stock $0.001 par value

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports ) and 92) has been subject to such filing
requirements for the past 90 days.  Yes _______   No ________
At the end of the quarter ending March 31, 2000 there were 150,000 issued and outstanding shares of the registrants common stock.

There is no active market for the registrant's securities.

PART I.    Financial Information
Item 1.  Financial Statements

Balance Sheet
Statement of Operations
Statement of Stockholders' Equity
Statement of Cash Flows
Notes to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of operation.

Results of Operations

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
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

Westchester sports grill was opened to the public in July of 1998. Originally, management had a vision for light food fare for lunch. By local demand, however, the food itinerary was changed presently to a Mexican Food buffet for lunch. Sandwiches and finger foods are provided for dinner. Most orders are still under $8.
Westchester Sports Grill serves the residential, university, commercial and tourist communities in the surrounding area. The restaurants immediate neighborhood is an industrial, heavy-traffic area. Across one street is a police training center. Half a mile away is the Great Forum indoor arena with a maximum seating capacity of approximately 15,000. One mile away is the Los Angeles International Airport. Westchester anticipates its patronage to be non-seasonal.

Westchester Sports Gill is open from 11 a.m. to 2 a.m. Monday through Friday, and 9 a.m. to 2 a.m. Saturday and Sunday. Westchester believes these hours are optimum for attracting its targeted patrons. Westchester Sports Grill serves alcoholic drinks and food in an atmosphere featuring billiard tables, displays of sports memorabilia, and TV monitors which mainly show sporting events.
At least two licensed uniformed security guards patrol inside and outside the property, including any associated parking areas. Security personnel are on duty continuously from later than 9 p.m. until one-half hour after closing of the facility for patron service on all days the facility is open for business. Management has downsized the pool table area to make room for bands to play. Management has found one band that can currently satisfy the range of customers. However, management believes in the end it will need to find several bands for entertainment.

The Westchester's target markets include well-paid workers and managers, college and police training center students, tourists, and singles who desire quality food and alcoholic beverages served in a casual sports-oriented atmosphere.

Current trends within the food industry according to the National Restaurant Association that the Company's menu and facility are designed to capitalize on are:

Value and convenience continue to drive industry growth. Food away from home is no longer considered a luxury but a component of today's convenience-driven lifestyle.

Ambiance give restaurants a competitive edge. The 1990's have seen restaurant customers demanding more entertainment for their dollar which Westchester intends to deliver with the sports atmosphere of its Westchester Sports Grill.

Menu development is important to the management of Westchester Sports Grill. Westchester re-evaluates its menu on a regular basis, and all promotional menu items are to be tracked according to popularity and operating margin. Westchester prices and portions its entire menu to reflect a minimum cost of goods sold.

Westchester also attempts to monitor competing restaurants and bars in order to remain competitive. Westchester believes its most important competitive advantage over Burger King, Pollo Loco, and Denny's is its flexibility with respect to its menu.

Originally, management had a vision for light food fare for lunch. By local demand, however, the food itinerary was changed presently to a Mexican Food buffet for lunch. Sandwiches and finger foods are provided for dinner. Most orders are still under $8. Westchester still attempts to offer food fare somewhat different from the food which its three nearby aforementioned competitors offer. Westchester also attempts to design its food to take advantage of the current trends within the restaurant industry, and will stress freshness as a key component to its menu

Westchester operates under the theory that its customers will get their food prepared their way, within reason, when ordering.

Prices of the menu items and beverages will be set first and foremost by the grills overhead, the competition's range of prices. The Company's goal is to maintain a balance of providing high quality food purchased at a lower cost in order to maximize profit margins.

Westchester will continue to promote its live entertainment, quality food, satisfactory service, and casual sports ambiance in order to draw in the local repeat patronage as well as tourists and to establish the Westchester Sports Grill in the community as a casual restaurant and bar, with alcoholic beverages and quality food served in a sports-oriented atmosphere. Westchester's advertising strategy includes:

Selecting local business and mass media publications with high specific market penetration.

Using discount coupons and advertising in the dining section of the local newspapers.

Scheduling adequate frequency of ads to impact market with menu items and promotions.

Where possible, position advertising in or near entertainment/food related editorials.

Promoting its live entertainment which Westchester provides within the limitations of the conditional use permit that the City of Los Angeles granted April 18, 1998 to its planned Westchester Sports
Grill.

Taking advantage of special high-interest local holiday issues of local newspapers when possible.

Maximizing advertisement life with monthly and weekly publications.

Establishing relationships with individuals who are in a position to recommend Westchester or direct business to the Company.

Investigating the establishment of an Internet Web Site with links to local and possibly appropriate non-local Web sites.

According to the National Restaurant Association, a very successful trend in 1996 that has continued to attract customers in 1997 is a valuable added promotional media plan. Westchester plans to specifically target customers directly through local publications and direct mailings, using the following approaches

Position Westchester as an interesting sports grill and bar with live entertainment, dancing, quality food, and alcoholic beverages.

Favorably compare Westchester's expertise, advantages, services and products with other restaurants and bars. To be effective and to present a professional image to prospective patrons, Westchester expects its advertisements and marketing representatives to include reliance on a history of professional conduct, meticulous attention to detail, and a documented record of satisfaction by past patrons.

Develop a sustained public relations effort in conjunction with ongoing contact with key editors and top-level reporters in local mass media.

Invite the more influential reporters and editors from pertinent industry publications and/or mass media for visits to the Company's planned Westchester Sports Grill. During a visit, each of the guests would receive a complete briefing on the Westchester Sports Grill, an opportunity to interview the Company's President and staff, and samples of the food and beverages. If logistics or timing is a problem with the interviews, then Westchester could possible arrange interviews at local trade shows and fairs.

Participate in appropriate local trade shows and fairs. To reduce costs, Westchester may participate in other companies' booths as joint ventures.

Produce a comprehensive Company sales presentation incorporating computer slides, photograph albums, video tapes, audio cassettes, binder, a letter of introduction, and brochures. Combinations of this material to be used as the primary public relations tool for all target media editorial contact. Westchester expects such a presentation will also be effective for inclusion in press kits and sales packages.

Track, wherever possible, the incremental revenue generated from it advertising, promotion and publicity efforts. Westchester anticipates a portion of sales will be generated directly from its promotions, and another portion of indirect increase in sales through various channels.

Form strategic alliances with other companies in the restaurant and bar industries and other related industries. These relationships may allow Westchester to offer inducements and discounts to special patron categories and to generate leads for future customers. Develop a regular and consistent menu and activity update program for the major target media, keeping key editors abreast of the Company's menus and activities.

Establish contact with editorial staff for the purpose of being included in restaurant and bar "round-ups" in the mass media, where competing restaurant and bar services are compared. Westchester expects such exposure to build credibility and market acceptance.

Management

Management understands the importance of a strong management team which believes in day-to-day hands-on operational management covering all shifts. Westchester also believes in an experienced supporting advisory management team making up the Company's Board of Directors.

In addition to the management of day-to-day operations, Westchester's Officers plan to:

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

From time to time, Westchester may combine, rearrange, or assign new duties and responsibilities among its employees and officers.

Westchester plans to keep the Westchester Sports Grill open a minimum of 360 days out of the year and use a minimum of two full shifts of personnel.

Westchester believes peak business at its Westchester Sports Grill business will occur form Friday through Sunday, all day; lunch during the week and at night to the local residents, factory and office employees, police training center and university students and staff, and tourists. Westchester plans to add additional staff as the business cycle dictates.

Westchester believes continued success will be heavily dependent on the quality of its service and food. It must, therefore, assure that its employees provide a consistently high level of service from the beginning. Westchester plans to hire only experienced qualified people and ensure that its staff are adequately trained.

Westchester believes that its customers will emphasize service and support as one of their major concerns. Westchester believes that they will be impressed with the fast, full service that it plans to provide. Westchester particularly believes that they will be delighted with being able to modify menu selections to a reasonable degree, when ordering. The purpose for this service is to assure customer satisfaction and loyalty and to create satisfied word of mouth advertising.

Westchester plans to demand that its wait staff provide the very best in quality services to the customer making certain that they are happy and satisfied with their dining and bar experiences. Westchester plans to ensure that its personnel are thoroughly trained and undergo regular performance evaluations.

Westchester anticipates that none of Westchester employees will be subject to collective bargaining agreements. None of the Company's employees are on strike, or have been in the past three years. Westchester is not aware of any existing or threatened strikes or workers' disputes.

Sales commissions, bonuses, and corporate stock may be offered to employees as supplemental benefits or incentive arrangements. At this time, Westchester currently offers no such benefits, and no plans to offer such benefits exist.



EIGHT BALL CORPORATION
FINANCIAL STATEMENTS
March 31, 2000


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



KDS
KURT D. SALIGER, CPA
CERTIFIED PUBLIC ACCOUNTANT

INDEPENDENT AUDITOR'S REPORT

BOARD OF DIRECTORS
EIGHT BALL CORPORATION
LAS VEGAS, NEVEDA

   I HAVE AUDITED THE ACCOMPANYING BALANCE SHEET OF EIGHT BALL CORPORATION, AS OF March 31, 2000 AND THE RELATED STATEMENTS OF OPERATIONS,
STOCKHOLDERS' EQUITY AND CASH FLOWS FOR THE YEAR THEN ENDED.  THESE
FINANCIAL STATEMENTS ARE THE RESPONSIBILITY  OF THE COMPANY'S MANAGEMENT.
MY RESPONSIBILITY IS TO EXPRESS AN OPINION ON THESE FINANCIAL STATMENTS BASED ON MY AUDIT.

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

   In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eight Ball Corporation at March 31, 2000 and the results of their operations their cash flows for the year then ended in conformity with generally accepted accounting principles.

Kurt D. Saliger, CPA
May 2, 2000

5000 W. Oakey, Suite A-4
Las Vegas, NV 89146



EIGHT BALL CORPORATION
BALANCE SHEET
March 31, 2000

                       ASSETS
CURRENT ASSETS
   CASH                                     $145
   INVENTORY                                $12,442
   ACCOUNTS RECEIVABLE                      $0
                                            ------
       TOTAL CURRENT ASSETS                 $12,587

PROPERTY AND EQUIPMENT, NET                 $21,219

OTHER ASSETS                                $0
                                            -------
                       TOTAL ASSETS         $33,806
                                            =======


        LIABILITES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   ACCOUNTS PAYABLE                         $39,523
   ACCURED LIABILITIES                      $20,278
   CURRENT PORTION, LONG TERM DEBT          $0
                                            -------
        TOTAL CURRENT LIABILITIES           $59,801

LONG-TERM DEBT                              $0
STOCKHOLDERS'EQUITY
   COMMON STOCK, $.001 PAR VALUE
   AUTHORIZED 50,000,000 SHARES; ISSUED
   AND OUTSTANDING 150,000 SHARES
   DECEMBER 31, 1999                        $150

   ADDITIONAL PAID IN CAPITAL               $74,850

   RETAINED EARNINGS (DEFICIT)              ($100,995)
                                            ----------

   Total Stockholders' Equity               ($25,995)

         TOTAL LIABLITIES AND
         STOCKHOLDERS' EQUITY               $(33,806)
                                            ==========

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.


EIGHT BALL CORPORATION
STATEMENT OF OPERATIONS
FROM JANUARY 1, 2000 TO March 31, 2000


REVENUES                                      $70,022
COSTS OF REVENUES                             ($28,444)
                                              ---------
         GROSS PROFIT                         $41,578

OPERATION EXPENSES
         SELLING, GENERAL AND
                  ADMINISTRATIVE              $40,828
         DEPRECIATION                         $786

         TOTAL OPERATION EXPENSES             $41,614
                                              ---------
         INCOME  (LOSS) FROM OPERATIONS       ($36)
Other Income (expenses)
         Gain on sale of assets                $0
         Interest expense                      $0
                                               --------
INCOME (LOSS) BEFORE INCOME TAXES              ($36)
         INCOME TAXES                          $0
                                              ---------
         NET PROFIT (LOSS)                    ($36)
                                              =========

         NET PROFIT (LOSS)
         PER SHARE                            ($0.0002)

         AVERAGE NUMBER OF
         SHARES OF COMMON
         STOCK OUTSTANDING                    150,000
                                              =========

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


EIGHT BALL CORPORATION
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
MARCH 31, 2000


COMMON STOCK
------------

                          NUMBER                       ADDITIONAL   RETAINED
                           OF            AMOUNT        PAID IN      EARNINGS
                          SHARES                       CAPITAL      (DEFICIT)
                          ------         ------        ----------   ---------
BALANCE JANUARY
  1, 1997                 0              $0            $0           $0

OCTOBER 9, 1997
ISSUED FOR CASH           50,000         $50           $49,950

NET (LOSS) FOR
THE PERIOD OCTOBER 9,
1997 (INCEPTION) TO
DECEMBER 31, 1997                                                   ($1,227)
                          ------         ------        ----------   ---------
BALANCE DEC. 31, 1997     50,000         $50           $49,950      ($1,227)


SEPTEMBER 15, 1998
PUBLIC OFFERING
REGULATION D
ISSUED FOR CASH           100,000        $100          $24,900

NET (LOSS) JANUARY 1, 1998
TO DECEMBER 31, 1998                                                ($61,600)
                          -------        ----          -------      ---------
BALANCE DECEMBER
   31, 1998               150,000        $150          $74,850      ($62,827)

NET (LOSS) JANUARY 1, 1999
   TO DECEMBER 31, 1999                                             ($38,132)

NET (LOSS) JANUARY 1, 2000
   TO MARCH 31, 2000                                                ($36)
                          -------        ----          --------     ---------

BALANCE MARCH
   31, 2000               150,000        $150          $74,850      ($100,995)
                          =======        ====          =======      ==========


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

EIGHT BALL CORPORATION
STATEMENTS OF CASH FLOWS
FROM JANUARY 1, 2000 TO MARCH 31, 2000

CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME (LOSS)                                     ($36)
Adjustments to reconcile net income (loss)
to cash provided by operating activities:
        Depreciation                                  $786
        Decrease in accounts receivable               $0
        Increase in inventory                         ($2,740)
        Increase in accounts payable                  ($11,350)
        Increase in accrued liabilities               $13,240
                                                      ----------
Net cash provided by operating activities             ($100)
                                                      ----------

CASH FLOWS FROM INVESTING ACTIVITIES
        Purchase of property and equipment            $0
                                                      ----------
Net cash (used in) investing activities               $0
                                                      ----------
CASH FLOWS FROM FINANCING ACTIVITIES
        Issue common stock                            $0
                                                      ----------
        Net increase (decrease) in cash               ($100)
        Cash, January 1, 2000                         $245
                                                      ----------
        Cash, March 31, 2000                          $145
                                                      ==========


See accompanying notes to financial statements.



EIGHT BALL CORPORATION
NOTES TO FINANCIAL STATEMENTS
March  31, 2000


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

   Cash and equivalents
   For the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 2000.

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

   Loss Per Share
   Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share." Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would result if dilutive common stock equivalents had been converted to common stock. As of March
31, 2000, the Company had no dilutive common stock equivalents such as stock options.

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

NOTE 4 - COMMITMENTS AND CONTINGENCIES

   Operating leases
   The Company leases retail space for its restaurant and pool hall. The facility lease is for a period of two years and five months. The lease provides a renewal option of two five year additional terms. Total rent expense was $14,592 for the period ended March 31, 2000.
   Estimated future minium lease payments as of March 31, 2000 are as follows:

     Year ending December 31, 2000       $0
     Year ending December 31, 2001       $0
     Year ending December 31, 2003       $0
     Year ending December 31, 2004       $0
                                         --------
                                         $0



Part II.  Other Information

Item 1. Legal Proceedings.
None

Item 2. Changes in Securities
None.

Item 3.  Default Upon Senior Securities
None.

Item 4.  Submission of matters To a Vote of Security Holders
None.

Item 5.  Other Information.

Director Jose F. Garcia resigned effective January 1, 2000.


Item 6. Exhibits and Reports on Form 8-K.

None.




SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eight Ball Corporation, d/b/a Westchester Sports Grill.

Dated:   May   , 2000   By: /s/ Alfonso Hernandez
                           Alfonso Hernandez, President