Form 10QSB
period 2000-06-30
EIGHT BALL CORP DBA WESTCHESTER SPORTS GRILL
filed 2000-08-16
CIK 1070512

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC
                                  20549


                              FORM 10-QSB

[X]	Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act
of 1934

Commission File No.: 000-26211

                         EIGHT BALL CORPORATION
                    d/b/a Westchester Sports Grill
        (Exact name of registrant as it appears in its charter)

               NEVADA	                      95-4666270
 (State or jurisdiction of                (I.R.S. Employer
incorporation or organization)	           Identification No.)

5630 West Manchester Boulevard
Los Angeles, California          			                     90045
(Address of Principal Executive Office)	               (Zip Code)

Registrant's telephone number, including area code:	310-670-2366

Securities registered pursuant to Section 12 (b) of the Act: None Securities registered pursuant to Section 12 (b) of the Act:

Class A Common Stock $0.001 Par Value

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.	Yes 			No

At the end of the quarter ending 6/30/2000 there were 150,000 issued and outstanding shares of the registrants common stock.

There is no active market for the registrant's securities.



PART I.	FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
See attached exhibit

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
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

Westchester sports grill was opened to the public in July of 1998. Originally, management had a vision for light food fare for lunch. By local demand, however, the food itinerary was changed presently to a Mexican Food buffet for lunch. Sandwiches and finger foods are provided for dinner. Most orders are still under $8.Westchester Sports Grill serves the residential, university,
commercial and tourist communities in the surrounding area.   The  restaurants
immediate neighborhood is an industrial, heavy-traffic area. Across one street is a police training center. Half a mile away is the Great Forum indoor arena
with a maximum seating capacity of approximately 15,000.   One mile away is the
Los Angeles International Airport. Westchester anticipates its patronage to be non-seasonal. Westchester Sports Gill is open from 11 a.m. to 2 a.m. Monday through Friday, and 9 a.m. to 2 a.m. Saturday and Sunday. Westchester believes these hours are optimum for attracting its targeted patrons.

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

The Westchester's target markets include well - paid workers and managers, college and police training center students, tourists, and singles who desire quality food and alcoholic beverages served in a casual sports - oriented atmosphere. Current trends within the food industry according to the National Restaurant Association that the Company's menu and facility are designed to capitalize on are:

Value and convenience continue to drive industry growth. Food away from home is no longer considered a luxury but a component of today's convenience-driven lifestyle. Ambiance give restaurants a competitive edge. The 1990's have seen restaurant customers demanding more entertainment for their dollar which Westchester intends to deliver with the sports atmosphere of its Westchester Sports Grill. Menu development is important to the management of Westchester Sports Grill. Westchester re-evaluates its menu on a regular basis, and all promotional menu items are to be tracked according to popularity and operating margin. Westchester prices and portions its entire menu to reflect a minimum cost of goods sold. Westchester also attempts to monitor competing restaurants
and bars in order  to  remain  competitive.   Westchester  believes  its  most
important competitive advantage over Burger King, Pollo Loco, and Denny's is its flexibility with respect to its menu. Originally, management had a vision for light food fare for lunch. By local demand, however, the food itinerary
was changed presently to a  Mexican Food buffet  for  lunch.   Sandwiches  and
finger foods are provided  for  dinner.   Most  orders  are  still  under  $8.
Westchester still attempts to offer food fare somewhat different from the food
which its three nearby aforementioned  competitors  offer.   Westchester  also
attempts to design its food to take advantage of the current trends within the restaurant industry, and will stress freshness as a key component to its menu

Westchester operates under the theory that its customers will get their food prepared their way, within reason, when ordering. Prices of the menu items and beverages will be set first and foremost by the grills overhead, the competition's range of prices. The Company's goal is to maintain a balance of providing high quality food purchased at a lower cost in order to maximize profit margins. Westchester will continue to promote its live entertainment, quality food, satisfactory service, and casual sports ambiance in order to draw in the local repeat patronage as well as tourists and to establish the Westchester Sports Grill in the community as a casual restaurant and bar, with alcoholic beverages and quality food served in a sports-oriented atmosphere.
Westchester's advertising strategy includes:   Selecting  local  business  and
mass media publications with high specific market penetration. Using discount coupons and advertising in the dining section of the local newspapers. Scheduling adequate frequency of ads to impact market with menu items and promotions. Where possible, position advertising in or near entertainment/food related editorials.Promoting its live entertainment which Westchester provides within the limitations of the conditional use permit that the City of Los Angeles granted April 18, 1998 to its planned Westchester Sports Grill. Taking advantage of special high-interest local holiday issues of local newspapers when possible.

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

If logistics or timing is a problem with the interviews, then Westchester could possible arrange interviews at local trade shows and fairs. Participate in
appropriate local trade shows and fairs.   To  reduce  costs,  Westchester may
participate   in  other  companies ' booths  as  joint  ventures.   Produce  a
comprehensive  Company  sales  presentation  incorporating  computer   slides,
photograph   albums,   video tapes,  audio  cassettes,  binder , a  letter  of
introduction, and brochures.   Combinations of this material to be used as the
primary public relations tool for all target media editorial contact. Westchester expects such a presentation will also be effective for inclusion in press kits and sales packages. Track, wherever possible, the incremental revenue generated from it advertising, promotion and publicity efforts. Westchester anticipates a portion of sales will be generated directly from its promotions, and another portion of indirect increase in sales through various channels. Form strategic alliances with other companies in the restaurant and bar industries and other related industries. These relationships may allow Westchester to offer inducements and discounts to special patron categories and to generate leads for future customers. Develop a regular and consistent menu and activity update program for the major target media, keeping key editors
abreast  of  the Company's  menus  and  activities.   Establish  contact  with
editorial staff for the purpose of being included in restaurant and bar "round -ups" in the mass media, where competing restaurant and bar services are compared. Westchester expects such exposure to build credibility and market acceptance.

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

VICE PRESIDENT OF FINANCE: Manages working capital including receivables, cash and market securities. Performs financial forecasting including capital budget, cash budget , pro forma financial statements, external financing requirements, and financial condition requirements.

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

From time to time, Westchester may combine, rearrange, or assign new duties and responsibilities among its employees and officers.Westchester plans to keep the Westchester Sports Grill open a minimum of 360 days out of the year and
use a minimum of two full  shifts  of  personnel.   Westchester  believes peak
business at its Westchester Sports Grill business will occur form Friday through Sunday, all day; lunch during the week and at night to the local residents, factory and office employees, police training center and university students and staff, and tourists. Westchester plans to add additional staff as the business cycle dictates.

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

Westchester  anticipates that none of Westchester employees will be subject to
collective bargaining  agreements.    None  of  the Company's employees are on
strike, or have been in the past three years. Westchester is not aware of any existing or threatened strikes or workers' disputes. Sales commissions, bonuses, and corporate stock may be offered to employees as supplemental benefits or incentive arrangements. At this time, Westchester currently offers no such benefits, and no plans to offer such benefits exist. Should Westchester need additional financing, Westchester may either rely on officers or shareholders providing additional financing or on additional equity financing via the issuance of additional shares.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings.
None

Item 2.	Changes in Securities
None

Item 3.	Default Upon Senior Securities
None

Item 4.	Submission of matters To a Vote of Security Holders
None

Item 5.	Other Information.
None

Item 6.	Exhibits and Reports on Form 10-Q
(a)	The following documents are filed as part of this report:
Financial Statements as of June 30, 2000 as prepared by Kurt D. Saliger, C.P.A


Exhibits:

3.1		    Articles of Incorporation
         Incorporated by reference
         The Company's Form 10-SB/A
         filed on May 16th,	2000.


3.2		    By-Law
     			 Incorporated by reference
         The Company's Form 10-SB/A
         filed on May 16th	 2000.




SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eight Ball Corporation

Dated: August 14th, 2000

By: /S/
Alfonso Hernandez, Jr., President






                          EIGHT BALL CORPORATION

                           FINANCIAL STATEMENTS

                              JUNE 30, 2000

EIGHT BALL CORPORATION

CONTENTS


Independent Auditor's Report. . . . . . . . . . . . . . 1

Financial Statements

Balance Sheet. . . . . . . . . . . . . . . . . . . . . .2

Statement of Operations. . . . . . . . . . . . . . .  . 3

Statement of Changes in Stockholders Equity. . . . . . .4

Statement of Cash Flows. . . . . . . . . . . . . . .  . 5

Notes to Financial Statements. . . . . . . . . . . . . .6-7



Member American Institute	                          Member Nevada Society
of Certified Public Accountants                 of Certified Public Accountants

KURT D.SALIGER, C.P.A.
Certified Public Accountant

INDEPENDENT AUDITOR'S REPORT

Board of Directors
Eight Ball Corporation
Las Vegas, Nevada

I have audited the accompanying balance sheet of Eight Ball Corporation as of June 30, 2000 and the related statements of operations, stockholders' equity and cash flows for the six-month period then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eight Ball Corporation at June 30, 2000 and the results of their operations and their cash flows for the six month period then ended in conformity with generally accepted accounting principles.


/s/
Kurt D. Saliger C.P.A.
August 07, 2000

5000 W. Oakey  Suite A-4  Las Vegas, Nevada 89146
Phone: (702) 367-1988 Fax: (702) 870-8388

EIGHT BALL CORPORATION
BALANCE SHEET
JUNE 30, 2000

ASSETS

CURRENT ASSETS

Cash                               $710

Inventory                          $12,442

Accounts Receivable                $0
                                   --------
TOTAL CURRENT ASSETS               $13,152

PROPERTY AND EQUIPMENT, NET        $20,433

OTHER ASSETS                       $0
                                   ---------
TOTAL ASSETS                       $33,585
                                   =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable                   $58,187

Accrued Liabilities                $20,278

Current Portion, Long Term Debt    $0
                                   --------
TOTAL CURRENT LIABILITIES          $78,465

LONG TERM DEBT                     $0

STOCKHOLDERS' EQUITY

Common Stock, $.001 par value
authorized 50,000,000 shares;

issued and outstanding 150,000
shares at June 30, 2000            $150

Additional Paid-In Capital         $74,850

Retained Earnings (Deficit)        ($119,880)
                                   ----------
TOTAL STOCKHOLDERS' EQUITY         ($44,880)
                                   ----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY               $33,585
                                   ==========

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

EIGHT BALL CORPORATION
STATEMENT OF OPERATIONS
From January 1, 2000 to June 30, 2000

REVENUES                         $132,542

COSTS OF REVENUES                ($53,841)
                                 ---------
GROSS PROFIT                     $78,701

OPERATING EXPENSES

Selling, general and
administrative                   $96,050

Depreciation                     $1,572
                                 ----------
TOTAL OPERATING EXPENSES         $97,622
                                 ----------
INCOME (LOSS) FROM OPERATIONS    ($18,921)

OTHER INCOME (EXPENSES)

Gain on sale of assets           $0

Interest expense                 $0
                                 ----------
INCOME (LOSS) BEFORE
INCOME TAXES                     ($18,921)

Income Taxes                     $0
                                 ----------
NET PROFIT (LOSS)                ($18,921)
                                 ==========

NET PROFIT (LOSS)
PER SHARE                        ($0.1261)
                                 ==========
AVERAGE NUMBER OF SHARES
OF COMMON STOCK
OUTSTANDING                      150,000
                                 ==========

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.



EIGHT BALL CORPORATION
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
JUNE 30, 2000


                                 Common Stock
                                 ------------
                                Number                Additional    Retained
                                of                    Paid in       Earnings
                                Shares      Amount    Capital       (Deficit)
                                -------     -------   -----------   ---------

Balance January 1, 1997         0           $0        $0            $0

October 9, 1997
issued for cash                 50,000      $50       $49,950

Net (Loss) for the period
October 9, 1997 (inception)
to
December 31, 1997                                                   ($1,227)
                                --------    -------   ----------    --------
Balance December 31, 1997       50,000      $50       $49,9550      ($1,227)

September 15, 1998
Public Offering Regulation D
issued for cash                 100,000     $100      $24,900

Net (Loss) January 1, 1998
to December 31, 1998                                                ($61,600)
                                ---------   --------  -----------   ---------
Balance December 31, 1998       150,000     $150      $74,850       ($62,827)

Net (Loss) January 1, 1999
to
December 31, 1999                                                   ($38,132)

Net (Loss) January 1, 2000
to
June 30, 2000                                                       ($18,921)
                                ---------  ---------  -----------   ---------
Balance June 30, 2000           150,000     $150      $74,850       ($119,880)
                                =========  =========  ============  ==========

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

EIGHT BALL CORPORATION
NOTES TO FINANCIAL STATEMENTS
June 30, 2000

NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

The Company was organized October 9, 1997 under the laws of the State of Nevada, under the name Eight Ball Corporation. The Company operates in the pool hall and restaurant industries.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Method

The Company records income and expenses on the accrual method of accounting.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and equivalents

For the statements of cash flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 2000.

Inventory

Inventories are stated at the lower of cost (which approximates first-in, first -out cost) or market.

Property and equipment

Property and equipment is stated at cost. Depreciation is recorded using the straight - line method over the estimated useful life of the asset of three to seven years.

Income taxes

Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS #109) "Accounting for Income Taxes." A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.


EIGHT BALL CORPORATION
NOTES TO FINANCIAL STATEMENTS (continued)
June 30, 2000

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Loss Per Share

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share." Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would result if dilutive common stock equivalents had been converted to common stock. As of June 30, 2000, the Company had no dilutive common stock equivalents such as stock options.

NOTE 3 - STOCKHOLDERS' EQUITY

The authorized common stock of Eight Ball Corporation consists of 50,000,000 shares with a par value of $0.001 per share.

On October 9, 1997, the Company issued 50,000 shares of its common stock for $50,000 cash.

On September 15, 1998, the Company completed a public offering that was offered without registration under the Securities Act of 1933, as amended, in reliance upon the exemption from registration afforded by sections 4 (2) and 2 (b) of the Securities Act and Regulation D promulgated there under. The Company sold 100,000 shares at a price of $0.04 per share for a total amount raised of $25,000.

NOTE 4 - COMMITMENTS AND CONTINGENCIES
Operating leases

The Company leases retail space for its restaurant and pool hall. The facility lease is for a period of two years and five months. The lease provides a renewal option of two five-year additional terms. Total rent expense was $37,992 for the period ended June 30, 2000.

Estimated future minimum lease payments as of June 30, 2000  are  as  follows:



Year ending December 31, 2000          $0

Year ending December 31, 2001          $0

Year ending December 31, 2002          $0

Year ending December 31, 2003          $0

Year ending December 31, 2004          $0
                                       -----
                                       $0
