Form 10-K/A
period 1999-12-31
EIGHT BALL CORP DBA WESTCHESTER SPORTS GRILL
filed 2000-10-25
CIK 1070512

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

EIGHT BALL CORPORATION
FINANCIAL STATEMENTS
DECEMBER 31, 1999
DECEMBER 31, 1998



EIGHT BALL CORPORATION
CONTENTS

                                              PAGE
                                             ------
INDEPENDENT AUDITOR'S REPORT                    1

FINANCIAL STATEMENTS
  Balance Sheet                                 2
  Statement of Operations                       3
  Statement of Changes in Stockholder's Equity
  Statement of Cash Flows                       5
  Notes to Financial Statements                 6-7




KDS
KURT D. SALIGER, CPA
CERTIFIED PUBLIC ACCOUNTANT

MEMBER AMERICAN INSTITUTE OF
CERTIFIED PUBLIC ACCOUNTANTS

MEMBER NEVADA SOCIETY OF
CERTIFIED PUBLIC ACCOUNTANTS


INDEPENDENT AUDITOR'S REPORT

Board of Directors
Eight Ball Corporation
Las Vegas, Nevada

I have audited the accompanying balance sheet of Eight Ball Corporation as of December 31, 1999 and 1998, and the related statements of operations, changes in stockholders' equity and cash flows for the years ended 1998 and 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit in accordance with standards established by the American Institute of Certified Public Accountants.

I conducted my audit i accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eight Ball Corporation as of December 31, 1998 and 1999, and the results of their operations and their cash flows for the years ended 1998 and 1999 in conformity with generally accepted accounting principles.


/s/ ______________
    Kurt D. Saliger CPA
    April 19, 2000

5000 W. Oakey, Suite A-4
Las Vegas, Nevada 89146

Phone:  (702) 367-1988
Fax:    (702) 870-8388



EIGHT BALL CORPORATION
BALANCE SHEETS
                                         December 31, 1998        December 31, 1999
            ASSETS

CURRENT ASSETS
  Cash                                        $641                     $245
  Inventory                                   $6,660                   $9,702
  Accounts Receivable                         $0                       $0
                                           -----------              -----------
    TOTAL CURRENT ASSETS                      $7,301                   $9,947

PROPERTY AND EQUIPMENT, NET                   $28,293                  $22,005

OTHER ASSETS                                  $0                       $0
                                           -----------              -----------
            TOTAL ASSETS                      $35,594                  $31,952
                                           ===========              ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts Payable                            $6,534                   $28,173
  Accrued Liabilities                         $16,887                  $29,738
  Current Portion, Long Term Debt             $0                       $0
                                            ----------              -----------
     TOTAL CURRENT LIABILITIES                $23,421                  $57,911

LONG-TERM DEBT                                $0                       $0
STOCKHOLDERS' EQUITY
  Common Stock, $0.001 par value
  authorized 50,000,000 shares; issued
  and outstanding 150,000 and
  150,000 shares, respectively                $150                     $150

  Additional Paid In Capital                  $74,850                  $74,850

  Retained Earnings (Deficit)                ($62,827)                ($100,959)
                                            -----------             ------------
     TOTAL STOCKHOLDERS' EQUITY               $12,173                 ($25,959)
                                            -----------             ------------
     TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                     $35,594                  $31,952
                                            ===========             ============

See accompanying notes to financial statements.


EIGHT BALL CORPORATION
STATEMENT OF OPERATIONS
                                             For the year          For the year
                                             ended Dec. 31,        ended Dec. 31,
                                             1998                  1999
REVENUES                                     $83,264               $163,511
COSTS OF REVENUES                            ($51,981)             ($76,190)
                                             -------------         ------------
         GROSS PROFIT                        $31,283               $87,321

OPERATING EXPENSES
         Selling, general and
           administrative                    $89,739               $119,165
         Depreciation                        $3,144                $6,288
                                             -------------         ------------
         TOTAL OPERATING EXPENSES            $92,883               $125,453
                                             -------------         ------------
         INCOME (LOSS) FROM OPERATIONS       ($61,600)             ($38,132)

OTHER INCOME (EXPENSES)
         Gain on sale of assets              $0                    $0
         Interest expense                    $0                    $0

INCOME (LOSS) BEFORE INCOME TAXES            ($61,600)             ($38,132)
         Income Taxes                        $0                    $0
                                             -------------         ------------
         NET PROFIT (LOSS)                   ($61,600)             ($38,132)
                                             =============         ============

         NET PROFIT (LOSS)
         PER SHARE                           ($0.4106)             ($0.2542)
                                             =============         ============
         AVERAGE NUMBER OF
         SHARES OF COMMON
         STOCK OUTSTANDING                   150,000               150,000
                                             =============         ============

See accompanying notes to financial statements.


EIGHT BALL CORPORATION
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For The Year Ended December 31, 1998
And For The Year Ended December 31, 1999
                          Common Stock
                          ------------
                             Number                     Additional    Retained
                               of                       Paid In       Earnings
                             Shares       Amount        Capital       (Deficit)
                             ------       ------        ----------    ---------
Balance January
      1, 1997                0            $0            $0            $0

October 9, 1997
issued for cash              50,000       $50           $49,950

Net (Loss) for
the period October 9,
1997 (Inception) to
December 31, 1997                                                     ($1,227)
                             -------      -------       ----------    ---------
Balance Dec. 31, 1997        50,000       $50           $49,950       ($1,227)

September 15, 1998
public offering
Regulation D
issued for cash              100,000      $100          $24,900

Net (Loss) January 1,
1998 to December 31,
1998                                                                  ($61,600)
                             -------      -------       ----------    ---------
Balance December
31, 1998                     150,000      $150          $74,850       ($62,827)

Net (Loss) January 1,
1999 to December 31,
1999                                                                  ($38,132)
                             -------      -------       ----------    ---------
Balance December
31, 1999                     150,000      $150          $74,850       ($100,959)
                             =======      =======       ==========    ==========


See accompanying notes to financial statements.



EIGHT BALL CORPORATION
STATEMENTS OF CASH FLOWS
                                             For the         For the
                                             year ended      year ended
                                             December 31,    December 31,
                                             1998            1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                            ($61,600)       ($38,132)
Adjustments to reconcile net income (loss)
  to cash provided by operating activities:
        Depreciation                          $3,143          $6,288
        Decrease in accounts receivable       $45,000         $0
        Increase in inventory                 ($6,660)        ($3,042)
        Increase in accounts payable          $6,534          $21,639
        Increase in accrued liabilities       $16,887         $12,851
                                              ---------       ---------
Net cash provided by operating activities     $3,304          ($396)
                                              ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
        Purchase of Property and Equipment    ($31,436)       $0
                                              ---------       ---------
Net cash (used in) investing activities       ($31,436)       $0
                                              ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
        Issue common stock                    $25,000         $0
                                              ---------       ---------
        Net increase (decrease) in cash       ($3,132)        ($396)

        Cash, Beginnig of Period              $3,773          $641
                                              ---------       ---------
        Cash, Ending of Period                $641            $245
                                              =========       =========

See accompanying notes to financial statements.



EIGHT BALL CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

The Company was organized October 9, 1997 under the laws of the State of Nevada, under the name Eight Ball Corporation. The Company operated in the pool hall and restaurant industries.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Method
-----------------

The Company records income and expenses on the accrual method of accounting.



Estimates
---------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.


Cash and Equivalents
--------------------

For the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 1998 and December 31, 1999.


Inventory
---------

Inventories are stated at the lower of cost (which approximates first-in, first-out cost) or market.


Property and equipment
----------------------

Property and equipment is stated at cost. Depreciation is recorded using the straigh-line method over the estimated useful life of the asset of three to seven years.


Income Taxes
------------

Income Taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS #109) "Accounting for Income Taxe." A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the change during the year of deferred tax assets and liabilities.




EIGHT BALL CORPORATION
NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Loss Per Share
--------------

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share." Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would resulted if dilutive common stock equivalents had been converted to common stock. As of December 31, 1998 and December 31, 1999, the Company had no dilutive common stock equivalents such as stock options.


NOTE 3 - STOCKHOLDERS' EQUITY

The authorized common stock of Eight Ball Corporation consists of 50,000,000 shares with a par value of $0.001 per share.

On October 9, 1997, the Company issued 50,000 shares of its common stock for $50,000 cash.

On September 15, 1998, the Company completed a public offering that was offered without registration under the Securities Act of 1933, as amended, in reliance upon the exemption from registration afforded by sections 4(2) and 2 (b) of the Securities Act and Regulation D promulgated thereunder. The Company sold 100,000 shares at a price of $0.04 per share for a total amount raised of $25,000.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Operating leases
----------------

The Company retail space for its restaurant and pool hall. The facility lease is for a period of two years and five months. The lease provides a renewal option of two five year additional terms. Total rent expense was $15,000 for the ended December 31, 1998. Total rent expense was $35,184 for the year ended December 31, 1999.

Estimated future minimum lease payments as of December 31, 1998 as follows:

Year ending December 31, 1999          $52,152
Year ending December 31, 2000          $17,384
Year ending December 31, 2001          $0
Year ending December 31, 2002          $0
Year ending December 31, 2003          $0
                                       --------
                                       $69,536