Form 10QSB
period 2000-09-30
EIGHT BALL CORP DBA WESTCHESTER SPORTS GRILL
filed 2001-03-12
CIK 1070512

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000.

                           OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____.

                        COMMISSION FILE NUMBER: 000-26211
                                                ---------

                             EIGHT BALL CORPORATION,
                         d/b/a/ Westchester Sports Grill
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Nevada                                 95-4666270
--------------------------------            --------------------
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)              Identification No.)

  5630 West Manchester Boulevard
         Los Angeles, California                      90045
----------------------------------------    --------------------
(Address of principal executive offices)         (Zip Code)

                                 (310) 670-2366
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
              ----------------------------------------------------
                         (Former name or former address,
                          if changed since last report)


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class:                   Outstanding at September 30, 2000:
Common Stock, $.001 par value                  150,000 shares

Transitional Small Business Disclosure Format (check one):
YES [ ]   NO [X]


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


                             EIGHT BALL CORPORATION

                              FINANCIAL STATEMENTS

                               September 30, 2000
                                December 31, 1999


                                                         TABLE OF CONTENTS


                                                               Page
                                                              ------
 Independent Accountant's Report                                1

 Financial Statements

       Balance Sheets                                           2

       Statements of Operations                                 3-4

       Statements of Stockholders' Equity                       5

       Statements of Cash Flows                                 6-7

       Notes to Financial Statements                            8-9

                         Independent Auditor's Report


Board of Directors
Eight Ball Corporation
Las Vegas, Nevada


     I have reviewed the accompanying balance sheet of Eight Ball Corporation as of September 30, 2000 and the related statements of operations, stockholders' equity, and cash flows for the nine month period then ended. These financial statements are the responsibility of the Company's management.

     I conducted my review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

     Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.



/s/ KURT D. SALIGER C.P.A.
    ----------------------
    KURT D. SALIGER, C.P.A.
    Certified Public Accountant
    November 07, 2000
    Las Vegas, Nevada

                             EIGHT BALL CORPORATION
                                 BALANCE SHEETS
                                  (Unaudited)




                                                           Sept. 30, 2000       December 31, 1999
                ASSETS
CURRENT ASSETS
        Cash                                               $       326          $        245
        Inventory                                          $    15,737          $      9,702
        Accounts Receivable                                $         0          $          0
                                                           --------------       -----------------
                TOTAL CURRENT ASSETS                       $    16,063          $      9,947

PROPERTY AND EQUIPMENT, NET                                $    19,647          $     22,005

OTHER ASSETS                                               $         0          $          0
                                                           --------------       -----------------
                        TOTAL ASSETS                       $    35,710          $     31,952
                                                           ==============       =================

        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
        Accounts Payable                                   $    39,725          $     28,173
        Accrued Liabilities                                $    20,278          $     29,738
        Current Portion, Long Term Debt                    $         0          $          0
                                                           --------------       -----------------
                TOTAL CURRENT LIABILITIES                  $    60,003          $     57,911

LONG-TERM DEBT                                             $         0          $          0

STOCKHOLDERS' EQUITY
        Common stock: $.001 par value
        authorized 50,000,000 shares;
        issued and outstanding
        150,000 shares                                     $       150          $        150

        Additional Paid in Capital                         $    74,850          $     74,850

        Retained Earnings (Deficit)                        $   (99,293)         $   (100,959)
                                                           ---------------      -----------------
                TOTAL STOCKHOLDERS' EQUITY                 $   (24,293)         $    (25,959)
                                                           ---------------      -----------------
                        TOTAL LIABILITIES AND
                        STOCKHOLDERS' EQUITY               $    35,710          $     31,952
                                                           ===============      =================




     See Accompanying Notes to Financial Statements.

                             EIGHT BALL CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                            For the nine months ended
                                                  September 30,
                                        2000                 1999
                                        -----------          --------------
REVENUES                                $   217,564          $      122,633
COSTS OF REVENUES                       $   (68,138)         $      (57,143)
                                        -----------          --------------
        GROSS PROFIT                    $   149,426          $       65,491

OPERATING EXPENSES
        Selling, general and
                administrative          $   145,402          $       89,374
        Depreciation                    $     2,358          $        4,716
                                        -----------          --------------
        TOTAL OPERATING EXPENSES        $   147,760          $       94,090
                                        -----------          --------------
        INCOME (LOSS) FROM OPERATIONS   $     1,666          $      (28,599)

OTHER INCOME (EXPENSES)
        Gain on sale of assets          $         0          $            0
        Interest expense                $         0          $            0
                                        -----------          --------------
INCOME (LOSS) BEFORE INCOME TAXES       $     1,666          $      (28,599)
        Income Taxes                    $         0          $            0
                                        -----------          --------------
        NET PROFIT (LOSS)               $     1,666          $      (28,599)
                                        ===========          ==============

        NET PROFIT (LOSS) PER SHARE     $    0.1111          $      (0.1907)
                                        ===========          ==============
AVERAGE NUMBER OF SHARES
OF COMMON STOCK OUTSTANDING                 150,000                 150,000
                                        ===========          ==============


     See Accompanying Notes to Financial Statements.

                             EIGHT BALL CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                            For the three months ended
                                                  September 30,
                                        2000                 1999
                                        -----------          --------------
REVENUES                                $    72,521          $       40,878
COSTS OF REVENUES                       $   (22,713)         $      (19,048)
                                        -----------          --------------
        GROSS PROFIT                    $    49,809          $       21,830

OPERATING EXPENSES
        Selling, general and
                administrative          $    48,467          $       29,791
        Depreciation                    $       786          $        1,572
                                        -----------          --------------
        TOTAL OPERATING EXPENSES        $    49,253          $       31,363
                                        -----------          --------------
        INCOME (LOSS) FROM OPERATIONS   $       555          $       (9,533)

OTHER INCOME (EXPENSES)
        Gain on sale of assets          $         0          $            0
        Interest expense                $         0          $            0
                                        -----------          --------------
INCOME (LOSS) BEFORE INCOME TAXES       $       555          $       (9,533)
        Income Taxes                    $         0          $            0
                                        -----------          --------------
        NET PROFIT (LOSS)               $       555          $       (9,533)
                                        ===========          ==============

        NET PROFIT (LOSS) PER SHARE     $    0.0037          $      (0.0636)
                                        ===========          ==============
AVERAGE NUMBER OF SHARES
OF COMMON STOCK OUTSTANDING                 150,000                 150,000
                                        ===========          ==============


     See Accompanying Notes to Financial Statements.

                             EIGHT BALL CORPORATION
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    Nine months ended September 30, 2000 and
                        the year ended December 31, 1999
                                  (Unaudited)


                                       Common Stock
                                       ---------
                                       Number                        Additional     Retained
                                        of                           Paid-In        Earnings
                                       Shares         Amount         Capital        (Deficit)
                                       -----------    -----------    -----------    -----------
Balance at January 1, 1997                       0    $         0    $         0    $        0

October 9, 1997
issued for cash                             50,000    $        50    $    49,950

Net (Loss) for
the period October 9,
1997 (Inception) to
December 31, 1997                                                                   $   (1,227)
                                       -----------    -----------    -----------    -----------
Balance at December 31, 1997                50,000    $        50    $    49,950    $   (1,227)

September 15, 1998
public offering
Regulation D
issued for cash                            100,000    $       100    $    24,900

Net (Loss) January 1, 1998
to December 31, 1998                                                                $  (61,600)
                                       -----------    -----------    -----------    -----------
Balance at December 31, 1998               150,000    $       150    $    74,850    $  (62,827)

Net (Loss) January 1, 1999
 to December 31, 1999                                                               $  (38,132)

Net Income January 1, 2000
 to September 30, 2000                                                              $    1,666
                                       -----------    -----------    -----------    -----------
Balance September 30, 2000                 150,000    $       150    $    74,850    $  (99,293)
                                       ===========    ===========    ===========    ===========





       See Accompanying Notes to Financial Statements.

                             EIGHT BALL CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                     For the nine months ended
                                                           September 30,
                                                  2000               1999
                                                  -----------        --------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)                                 $    1,666         $     (28,599)
Adjustments to reconcile net income (loss)
   to cash provided (used)
   by operating activities:
        Depreciation                              $    2,358         $       4,716
        Decrease - accounts receivable            $        0         $           0
        Increase in inventory                     $   (6,035)        $      (3,042)
        Increase in accounts payable              $   11,552         $      14,139
        Decrease - accrued liabilities            $        0         $      12,851
       (Increase) accrued liabilities             $   (9,460)
                                                  -----------        --------------
Net cash provided by operating activities         $       81         $          65
                                                  -----------        --------------
CASH FLOWS FROM INVESTING ACTIVITIES
        Purchase property & equipment             $        0         $           0

                                                  -----------        --------------
Net cash provided (used in)
        investing activities                      $        0         $           0
                                                  -----------        --------------

CASH FLOWS FROM FINANCING ACTIVITIES

        Issue common stock                        $         0        $           0
                                                  -----------        --------------
        Net increase (decrease) cash              $        81        $          65

        Cash, Beginning                           $       245        $         641
                                                  -----------        --------------
        Cash, Ending                              $       326        $         706
                                                  ===========        ==============




     See Accompanying Notes to Financial Statements

                             EIGHT BALL CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                     For the three months ended
                                                           September 30,
                                                  2000               1999
                                                  -----------        --------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)                                 $      555         $      (9,533)
Adjustments to reconcile net income (loss)
   to cash provided (used)
   by operating activities:
        Depreciation                              $      786         $       1,572
        Decrease - accounts receivable            $        0         $           0
        Increase in inventory                     $   (6,116)        $      (3,042)
        Increase in accounts payable              $   10,800         $       4,139
        Decrease - accrued liabilities            $        0         $       6,808
       (Increase) accrued liabilities             $   (6,225)
                                                  -----------        --------------
Net cash provided by operating activities         $     (200)        $         (56)
                                                  -----------        --------------
CASH FLOWS FROM INVESTING ACTIVITIES
        Purchase property & equipment             $        0         $           0

                                                  -----------        --------------
Net cash provided (used in)
        investing activities                      $        0         $           0
                                                  -----------        --------------

CASH FLOWS FROM FINANCING ACTIVITIES

        Issue common stock                        $         0        $           0
                                                  -----------        --------------
        Net increase (decrease) cash              $      (200)       $         (56)

        Cash, Beginning                           $       526        $         398
                                                  -----------        --------------
        Cash, Ending                              $       326        $         342
                                                  ===========        ==============




     See Accompanying Notes to Financial Statements

                             EIGHT BALL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 2000


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

Cash and equivalents

For the statements of cash flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents at any time.

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

                             EIGHT BALL CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                               September 30, 2000

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Loss Per Share

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share." Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would result if dilutive common stock equivalents had been converted to common stock. As of September 30, 2000, the Company had no dilutive common stock equivalents such as stock options.

NOTE 3 - STOCKHOLDERS' EQUITY

The authorized common stock of Eight Ball Corporation consists of 50,000,000 shares with a par value of $0.001 per share.

On October 9, 1997, the Company issued 50,000 shares of its common stock for $50,000 cash.

On September 15, 1998, the Company completed a public offering that was offered without registration under the Securities Act of 1933, as amended, in reliance upon the exemption from registration afforded by sections 4(2) and 2(b) of the Securities Act and Regulation D promulgated thereunder. The Company sold 100,000 shares at a price of $0.04 per share for a total amount raised of $25,000.

NOTE 4 - COMMITMENTS AND CONTINGENCIES
Operating leases

The Company leases retail space for its restaurant and pool hall. The facility lease is for a period of two years and five months. The lease provides a renewal option of two five-year additional terms. Total rent expense was $67,092 for the period ended September 30, 2000.

Estimated future minimum lease payments as of September 30, 2000 are as follows:

Year ending December 31, 2000          $0

Year ending December 31, 2001          $0

Year ending December 31, 2002          $0

Year ending December 31, 2003          $0

Year ending December 31, 2004          $0
                                      -----
                                       $0

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.

GENERAL OVERVIEW

         The Registrant, Eight Ball Corporation, is a Nevada corporation formed on October 9, 1997. It is currently doing business as Westchester Sports Grill. Westchester Sports Grill is located at 5630 West Manchester Boulevard, Los Angeles, California, 90045. Since its opening in July of 1998, Westchester Sports Grill has served the residential, university, commercial, and tourist communities in its surrounding areas. Westchester Sports Grill provides dining, including alcoholic beverages, and entertainment services to its customers. Westchester Sports Grill's niche is in providing:

     o live bands  performing  Hispanic  dance  music,  with  dancing  areas;
     o sports-oriented entertainment including video games, billiard tables, and television monitors showing sports events and news; and
     o restaurant dining that provides a hint of Mexican flavor to an American cuisine.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999.

         REVENUES. For the three months ended September 30, 2000, revenues were approximately $73,000, an increase of approximately $32,000, versus revenues of approximately $41,000 for the three months ended September 30, 1999. The increase in revenues for the 2000 period was due primarily to an increase in the average number of the Company's restaurant and bar patrons, as well as increased customer awareness of the Company.

         Costs of revenues increased from approximately $19,000 for the three months ended September 30, 1999 to $23,000 for the three months ended September 30, 2000, an increase of 19%. This increase was directly related to the increase in sales of 178%. Gross profits increased from approximately $22,000 for the three months ended September 30, 1999 to $50,000 for the three months ended September 30, 2000.

         OPERATING EXPENSES. Operating expenses, as a percentage of revenues, decreased from 77% for the three months ended September 30, 1999 to 68% for the three months ended September 30, 2000. This decrease in operating expenses as a percentage of revenues for the three months ended September 30, 2000 occurred primarily due to more effective management cost controls.

         Selling, general and administrative expenses increased to approximately $48,000 for the three months ended September 30, 2000 versus $30,000 for the three months ended September 30, 1999. This increase was due primarily to an increase in the Company's customer service operations.

         NET LOSSES. For the three months ended September 30, 2000, net profit from operations totaled approximately $560, compared to a net loss of $9,500 for the three months ended September 30, 1999. This was due primarily to expansion of Westchester Sports Grill's dining and entertainment services.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999.

         REVENUES. For the nine months ended September 30, 2000, revenues were approximately $218,000, an increase of approximately $95,000, versus revenues of approximately $123,000 for the nine months ended September 30, 1999. The increase in revenues for the 2000 period was due primarily to increased exposure of Westchester Sports Grill's entertainment features, such as its provision of live band performances.

         Costs of revenues increased from approximately $57,000 for the nine months ended September 30, 1999 to $68,000 for the nine months ended September 30, 2000, an increase of approximately $11,000. This increase was directly related to the increase in sales of $95,000. Gross profits increased from approximately $65,400 for the nine months ended September 30, 1999 to $149,000 for the nine months ended September 30, 2000.

         OPERATING EXPENSES. Operating expenses, as a percentage of revenues, decreased from 77% for the nine months ended September 30, 1999 to 68% for the nine months ended September 30, 2000. This decrease in operating expenses as a percentage of revenues for the nine months ended September 30, 2000 occurred primarily due to more effective management cost controls.

         Selling, general and administrative expenses increased from approximately $89,000 for the nine months ended September 30, 1999 to $145,400 for the nine months ended September 30, 2000. This increase was due primarily to an increase in the Company's customer service operations.

         NET LOSSES. For the nine months ended September 30, 2000, net profit from operations totaled approximately $1,600, compared to a net loss of $28,600 for the nine months ended September 30, 1999. This was due primarily to expansion of Westchester Sports Grill's dining and entertainment services.

LIQUIDITY AND CAPITAL RESOURCES

         The ability of the Company to satisfy its obligations depends in part upon its ability to reach a profitable level of operations and curing short and long-term financing to continue development of its restaurant and entertainment operations through Westchester Sports Grill. There is no assurance that short and long-term financing can be obtained to fulfill the Company's capital needs. If needed, the Company's management may offer short-term loans in order to provide liquidity for Westchester Sports Grill. Without the short or long-term financing, the Company will attempt to sell additional common stock to meet its current and future capital needs. If the Company is not able to obtain either short or long-term funding or funding through the sale of its common stock, the Company would be unlikely to continue its operations.

         Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the restaurant and entertainment businesses. Such risks include, but are not limited to, a large amount of competing businesses. To address these risks we must, among other things, continue to expand our niche in providing live Hispanic music entertainment and high-quality Mexican-American cuisine. Currently, the Company has no material commitments for capital expenditures. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our financial condition and results of operations.

STATEMENT ON FORWARD-LOOKING INFORMATION

         Certain information included herein contains statements that may be considered forward-looking, such as statements relating to anticipated performance and financing sources. Any forward-looking statement made by the Company necessarily is based upon a number of estimates and assumptions that, while considered reasonable by the Company, is inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the control of the Company, and are subject to change. Actual results of the Company's operations may vary materially from any forward-looking statement made by or on behalf of the Company. Forward-looking statements should not be regarded as a representation by the Company or any other person that the forward-looking statements will be achieved. Undue reliance should not be placed on any forward-looking statements. Some of the contingencies and uncertainties to which any forward-looking statement contained herein is subject include, but are not limited to, those relating to dependence on existing management, Internet regulation, leverage and debt service, domestic or global economic conditions and changes in federal or state tax laws or the administration of such laws.



                          PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K.

(a)      Exhibits.

Exhibit
No.                          Description
-----       -------------------------------------------------

3.1         Articles of Incorporation
                of Eight Ball Corporation,
                d/b/a/ Westchester Sports Grill.

3.2         Bylaws
                of Eight Ball Corporation,
                d/b/a/ Westchester Sports Grill.

(b)         Reports on Form 8-K.

            The Company filed a report on Form 8-K on January 16, 2001 regarding the delayed filing of this Form 10-QSB for the period ending September 30, 2000.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                             EIGHT BALL CORPORATION,
                         d/b/a Westchester Sports Grill
                         ------------------------------
                                  (Registrant)

Date:    March 9, 2001
         ----------------

/s/ ALFONSO HERNANDEZ, JR.
    ----------------------
    ALFONSO HERNANDEZ, JR.
    PRESIDENT
    EIGHT BALL CORPORATION,
    d/b/a Westchester Sports Grill

EXHIBIT 3.1

                            ARTICLES OF INCORPORATION
                                       OF
                             EIGHT BALL CORPORATION

Know all men by these present;
That the undersigned, have this day voluntarily associated ourselves together for the purpose of forming a corporation under and pursuant to the provisions of Nevada Revised Statutes 78.010. to Nevada Revised Statues 78.090 inclusive, as amended, and certify that;

1. The name of this corporation is:  Eight Ball Corporation

2. Offices for the transaction of any business of the Corporation, and where meetings of the Board of Directors and of Stockholders may be held, may be established and maintained in any part of the State of Nevada, or in any other state, territory, or possession of the United States.

3. The nature of the business is to engage in any lawful activity.

4. The Capital Stock shall consist of50,OOO,OOO shares of common stock, $0.001 par value.

5. . The members of the governing board of the corporation shall be styled directors, of which there shall be no less than 1 nor more than 9. The Directors of this corporation need not be stockholders. The first Board of Directors is:
Jose F. Garcia whose address is 3655 Campbell Road, Las Vegas, NV 89129.

6. This corporation shall have perpetual existence.
The name and address of each of the incorporators signing these Articles of Incorporation are as follows: Jose F. Garcia whose address is. 3655 Campbell Rd.. NV 89129.
8. This Corporation shall have a president. a secretary , a treasurer. and a resident agent. to be chosen by the Board of Directors. any person may hold two or more offices.

9. The resident agent of this Corporation shall be Cathy Souers.
1700 E. Desert Inn #100, Las Vegas. NV 89109.

10. The Capital Stock of the corporation, after the fixed consideration thereof has been paid or performed, shall not be subject to assessment, and the individual liable for the debts and liabilities of the Corporation. and the Articles of Incorporation shall never be amended as the aforesaid provisions.

11. No director or officer of the corporation shall be personally liable to the corporation of any of its stockholders for damages for breach of fiduciary duty as a director or officer involving any act or omission of any such director or officer provided. however. that the foregoing provision shall not eliminate or limit the liability of a director or officer for acts or omissions which involve intentional misconduct, fraud or a knowing violation of law, or the payment of dividends in violation of Section 78.300 of the Nevada Revised Statutes. Any repeal or modification of this Article of the Stockholders of the Corporation shall be prospective only. and shall not adversely affect any limitation on the personal liability of a director of officer of the Corporation for acts or omissions prior to such repeal or modification.

I, the undersigned, being the incorporator herein above named for the purpose of forming a corporation pursuant to the general corporation law of the State of Nevada, do make and file these Articles of Incorporation, hereby declaring and that the facts within stated are true, and accordingly have hereunto set my hand this 9th day of Oct., 1997.

                                                     By:/s/ JOSE F. GARCIA
                                                            --------------
                                                            JOSE F. GARCIA
                                                            3655 Campbell Road
                                                            Las Vegas, NV 89129

State of NEVADA   )
                  )ss
County of CLARK   )

On 10-9-97, Jose F. Garcia, personally appeared known to me to be the person whose name is acknowledged that he executed the instrument before me, subscribed to above instrument who acknowledged that he executed the instrument before me, a notary public.

                                                       /s/  CATHY SOUERS
                                                            ------------
                                                            CATHY SOUERS

CERTIFICATE OF ACCEPTANCE OF APPOINTMENT
BY RESIDENT AGENT

In the matter of Eight Ball  Corporation I, Cathy Souers,  with address at: 1700
E. Desert Inn, City of LAS VEGAS, County of CLARK, State of NEVADA 89109, hereby accept appointment as Resident Agent of the above-entitled corporation in accordance with NRS 78.090.

FURTHERMORE, that the principal office in this State is located at 1700 E. Desert Inn #100, City of LAS VEGAS County of CLARK, State of NEVADA 89109.

IN WITNESS WHEREOF, I have hereunto set my hand this 9th day of Oct., 1997.

/s/   CATHY SOUERS
      ------------
      CATHY SOUERS
      RESIDENT AGENT

NRS 78.090 Except any period of vacancy described in NRS 78.097, every corporation shall have a resident agent, who may wither a natural person or a corporation, resident or located in this State, in charge of its principal office. The resident agent may be any bank or banking corporation, or other corporation. located and doing business in this State... The certificate of acceptance must be filed at the time of the initial filing of the corporate papers.

EXHIBIT 3.2

                                     BY-LAWS
                                       OF
                             EIGHT BALL CORPORATION

                                   ARTICLE I

SECTION 1. The annual meeting of the stockholders of the Company shall be held at its office in the City of Las Vegas, Clark County, Nevada, at 10:00 o'clock in the Morning on the ninth day of October in each year, if not a legal holiday, and if a legal holiday, then on the next succeeding day not a legal holiday, for the purpose of electing directors of the company to serve during the ensuing year and for the transaction of such other business as may be brought before the meeting.

At least five days' written notice specifying the time and place, when and where, the annual meeting shall be convened, shall be mailed in a United States Post Office addressed to each of the stockholders of record at the time of issuing the notice at his or her, or its address last known, as the same appears on the books of the company.

SECTION 2. Special meetings of the stockholders may be held at the office of the company in the State of Nevada , or elsewhere, whenever called by the President, or by the Board of Directors, or by vote of, or by an instrument in writing signed by the holders of 10% of the issued and outstanding capital stock of the company. At least ten days' written notice of such meeting, specifying the day and hour and place, when and where such meeting shall be convened, and objects for calling the same, shall be mailed in a United States Post Office, addressed to each of the stockholders of record at the time of issuing the notice, at his or her or its address last known, as the same appears on the books of the company.

SECTION 3. If all the stockholders of the company shall waive notice of a meeting, no notice of such meeting shall be required, and whenever all of the stockholders shall meet in person or by proxy, such meeting shall be valid for all purposes without call or notice, and at such meeting any corporate action may be taken. The written certificate of the officer or officers calling any meeting setting forth the substance of the notice, and the time and place of the mailing of the same to the several stockholders, and the respective addresses to which the same were mailed, shall be prima facie evidence of the manner and fact of the calling and giving such notice.

If the address of any stockholder does not appear upon the books of the company, it will. be sufficient to address any notice to such stockholder at the principal office of the corporation.

SECTION 4. All business lawful to be transacted by the stockholders of the company , may be transacted at any special meeting or at any adjournment thereof. Only such business, however, shall be acted upon at special meeting of the stockholders as shall have been referred to in the notice calling such meetings, but at any stockholders' meeting at which all of the outstanding capital stock of the company is represented, either in person or by proxy , any lawful business may be transacted, and such meeting shall be valid for all purposes.

SECTION 5. At the stockholders' meetings the holders of fifty-one percent ( 51 %) in amount of the entire issued and outstanding capital stock of the company, shall constitute a quorum for all purposes of such meetings.

If the holders of the amount of stock necessary to constitute a quorum shall fail to attend, in person or by proxy, at the time and place fixed by these By-Laws for any annual meeting, or fixed by a notice as above provided for a special meeting, a majority in interest of the stockholders present in person or by proxy may adjourn from time to time without notice other than by announcement at the meeting, until holders of the amount of stock requisite to constitute a quorum shall attend. At any such adjourned; meeting at which a quorum shall be present, any business may be transacted which might have been transacted as originally called.

SECTION 6. At each meeting of the stockholders every stockholder shall be entitled to vote in person or by his duly authorized proxy appointed by instrument in writing subscribed by such stockholder or by his duly authorized attorney. Each stockholder shall have one vote for each share of stock standing registered in his or her or its name on the books of the corporation, ten days preceding the day of such meeting. The votes for directors, and upon demand by any stockholder, the votes upon any question before the meeting, shall be viva voce.

At each meeting of the stockholders, a full, true and complete list, in alphabetical order, of all the stockholders entitled to vote at such meeting, and indicating the number of shares held by each, certified by the Secretary of the Company , shall be furnished, which list shall be prepared at least ten days before such meeting, and shall be open to the inspection of the stockholders, or their agents or proxies, at the place where such meeting is to be held, and for ten days prior thereto. Only the persons in whose names shares of stock are registered on the books of the company for ten days preceding the date of such meeting, as evidenced by the list of stockholders, shall be entitled to vote at such meeting. Proxies and powers of Attorney to vote must be filed with the Secretary of the Company before an election or a meeting of the stockholders, or they cannot be used at such election or meeting.

SECTION 7. At each meeting of the stockholders the polls shall be opened and closed; the proxies and ballots issued, received, and be taken in charge of, for the purpose of the meeting, and all questions touching the qualifications of voters and the validity of proxies, and the acceptance or rejection of votes, shall be decided by two inspectors. Such inspectors shall be appointed at the meeting by the presiding officer of the meeting.

SECTION 8. At the stockholders' meetings, the regular order of business shall be as follows:

1. Reading and approval of the Minutes of previous meeting or meetings;

2. Reports of the Board of Directors, the President, Treasurer and Secretary of the Company in the order named;

3. Reports of Committee;

4. Election of Directors;

5. Unfinished Business;

6. New Business

7. Adjournment

                                   ARTICLE II

                          DIRECTORS AND THEIR MEETINGS

SECTION 1. The Board of Directors of the Company shall consist of no less than one person who shall be chosen by the stockholders annually, at the annual meeting of the Company, and who shall hold office for one year, and until their successors are elected and qualify.

SECTION 2. When any vacancy occurs among the Directors by death, resignation, disqualification or other cause, the stockholders, at any regular or special meeting, or at any adjourned meeting thereof, or the remaining Directors, by the affirmative vote of a majority thereof, shall elect a successor to hold office for the unexpired portion of the term of the 'Director whose place shall have become vacant and until his successor shall have been elected and shall qualify
 .

SECTION 3. Meeting of the Directors may be held at the principal office of the company in the state of Nevada, or elsewhere, at such place or places as the Board of Directors may, from time to time, determine.

SECTION 4. Without notice or call, the Board of Directors shall hold its first annual meeting for the year immediately after the annual meeting of the stockholders or immediately after the election of Directors at such annual meeting

Regular meetings of the Board of Directors shall be held at the office of the company in the City of Las Vegas , State of Nevada on 9th of October at 10:00 o'clock in the Morning. Notice of such regular meetings shall be mailed to each Director by the Secretary at least three days previous to the day fixed for such meetings, but no regular meeting shall be held void or invalid if such notice is not given, provided the meeting is held at the time and place fixed by these By-Laws for holding such regular meetings.

Special meetings of the Board of Directors may be held on the call of the President or Secretary on at least three days notice by mail or telegraph.

Any meeting of the Board, no matter where held, at which all of the members shall be present, even though without or of which notice shall have been waived by all absentees, provided a quorum shall be present, shall be valid for all purposes unless otherwise indicated in the notice calling the meeting or in the waiver of notice.

Any and all business may be transacted by any meeting of the Board of Directors, either regular or special.

SECTION 5. A majority of the Board of Directors in office shall constitute a quorum for the transaction of business, but if at any meeting of the Board there be less than a quorum present, a majority of those present may adjourn from time to time, until a quorum shall be present, and no notice of such adjournment shall be required. The Board of Directors may prescribe rules not in conflict with these By-Laws for the conduct of its business; provided, however, that in the fixing of salaries of the officers of the corporation, the unanimous action of all of the Directors shall be required.

SECTION 6. A Director need not be a stockholder of the corporation.

SECTION 7. The Directors shall be allowed and paid all necessary expenses incurred in attending any meeting of the Board, but shall not receive any compensation for their services as Directors until such time as the company is able to declare and pay dividends on its capital stock.

SECTION 8. The Board of Directors shall make a report to the stockholders at annual meetings of the stockholders of the condition of the company, and shall, at request, furnish each of the stockholders with a true copy thereof.

The Board of Directors in its discretion may submit any contract or act for approval or ratification at any annual meeting of the stockholders called for the purpose of considering any such contract or act, which, it approved, or ratified by the vote of the holders of a majority of the capital stock of the company represented in person or by proxy at such meeting, provided that a lawful quorum of stockholders be there represented in person or by proxy , shall be valid and binding upon the corporation and upon all the stockholders thereof, as if it had been approved or ratified by every stockholder of the corporation.

SECTION 9. The Board of Directors shall have the power from time to time to provide for the management of the offices of the company in such manner as they see fit, and in particular from time to time to delegate any of the powers of the Board in the course of the current business of the company to any standing or special committee or to any officer or agent and to appoint .any persons to be agents of the company with such powers (including the power to subdelegate), and upon such terms as may be deemed fit.

SECTION 10. The Board of Directors is vested with the complete and unrestrained authority in the management of all the affairs of the company, and is authorized to exercise for such purpose as the General Agent of the Company, its entire corporate authority.

SECTION 11. The regular order of business at meetings of the Board of Directors shall be as follows:

1. Reading and approval of the minutes of any previous meeting or meetings;

2. Reports of officers and committeemen;

3. Election of officers;

4. Unfinished business;

5. New business;

6. Adjournment.

                                  ARTICLE III

                           OFFICERS AND THEIR DUTIES

SECTION 1. The Board of Directors, at its first and after each meeting after the annual meeting of stockholders, shall elect a President, .a Vice-President, a Secretary and a Treasurer, to hold office for one year next coming, and until their Successors are elected and qualify. The offices of the Secretary and Treasurer may be held by one person.

Any vacancy in any of said offices may be filled by the Board of Directors.

The Board of Directors may from time to time, by resolution, appoint such additional Vice Presidents and additional Assistant Secretaries, Assistant Treasurer and Transfer Agents of the company as it may deem advisable; prescribe their duties, and fix their compensation, and all such appointed officers shall be subject to removal at any time by the Board of Directors. All officers, agents, and factors of the company shall be chosen and appointed in such manner and shall hold their office for such terms as the Board of Directors may by resolution prescribe. SECTION 2. The President shall be the executive officer of the and shall have the of the Company's affairs, supervision and, subject to the control of the Board of Directors, the direction of the Company's affairs with full power to execute all resolutions and orders of the Board of Directors not especially entrusted to some other officer of the company. He shall be a member of the Executive Committee, and the Chairman thereof; he shall preside at all meetings of the Board of Directors, and at all meetings of the stockholders, and shall sign the Certificates of Stock issued by the company, and shall perform such other duties as shall be prescribed by the Board of Directors.

SECTION 3. The Vice-President shall be vested with all the powers and perform all the duties of the President in his absence or inability to act, including the signing of the Certificates of Stock issued by the company, and he shall so perform such other duties as shall be prescribed by the Board of Directors.

SECTION 4. The Treasurer shall have the custody of all the funds and securities of the company. When necessary or proper he shall endorse on behalf of the company for collection checks, notes, and other obligations; he shall deposit all monies to the credit of the company in such bank or banks or other depository as the Board of Directors may designate; he shall sign all receipts and vouchers for payments made by the company, except as herein otherwise provided. He shall sign with the President all bills of exchange and promissory notes of the company. , he shall also have the care and custody of the stocks, bonds, certificates, vouchers, evidence of debts, securities, and such other property belonging to the company as the Board of Directors shall designate; he shall sign all papers required by law or by those By-Laws or the Board of Directors to be signed by the Treasurer. Whenever required by the Board of Directors, he shall render a statement of his cash account; he shall enter regularly in the books of the company to be kept by him for the purpose, full and accurate accounts of all monies received and paid by him on account of the company. He shall at all reasonable times exhibit the books of account to any Directors of the company during business hours, and he shall perform all acts incident to the position of Treasurer subject to the control of the Board of Directors.

The Treasurer shall, if required by the Board of Directors, give bond to the company conditioned for the faithful performance of all his duties as Treasurer in such sum, and with such surety as shall be approved by the Board of Directors, with expense of such bond to be borne by the company.

SECTION 5. The Board of Directors may appoint an Assistant Treasurer who shall have such powers and perform such duties as may be prescribed for him by the Treasurer of the company or by the Board of Directors, and the Board of Directors shall require the Assistant Treasurer to give a bond to the company in such sum and with such security as it shall approve, as conditioned for the faithful performance of his duties as Assistant Treasurer, the expense of such bond to be borne by the company.

SECTION 6. The Secretary shall keep the Minutes of all meetings of the Board of Directors and the Minutes of all meetings of the stockholders and of the Executive Committee in books provided for that purpose. He shall attend to the giving and serving of all notices of the company; he may sign with the President or Vice- President, in the name of the Company, all contracts authorized by the Board of Directors or Executive Committee; he shall affix the corporate seal of the company thereto when so authorized by the Board of Directors or Executive Committee; he shall have the custody of the corporate seal of the company. , he shall affix the corporate seal to all certificates of stock duly issued by the company; he shall have charge of Stock Certificate Books, Transfer books and Stock Ledgers, and such other books and papers as the Board of Directors or the Executive Committee may direct, all of which shall at all reasonable times be open to the examination of any Director upon application at the office of the company during business hours, and he shall, in general, perform all duties incident to the office of Secretary .

SECTION 7. The Board of Directors may appoint an Assistant Secretary who shall have such powers and perform such duties as may be prescribed for him by the Secretary of the company or by the Board of Directors.

SECTION 8. Unless otherwise ordered by the Board of Directors, the President shall have full power and authority in behalf of the company to attend and to act and to vote at any meetings of the stockholders of any corporation in which the company may hold stock, and at any such meetings, shall possess and may exercise any and all rights and powers incident to the ownership of such stock, and which as the new owner thereof, the company might have possessed and exercised if present. The Board of Directors, by resolution, from time to time, may confer like powers on any person or persons in place of the President to represent the company for the purposes in this section mentioned.

                                   ARTICLE IV

                                 CAPITAL STOCK

SECTION 1. The capital stock of the company shall be issued in such manner and at such times and upon such conditions as shall be prescribed by the Board of Directors.

SECTION 2. Ownership of stock in the company shall be evidenced by certificates of stock in such forms as shall be prescribed by the Board of Directors, and shall be under the seal of the company and signed by the President or the Vice-President and also by the Secretary or by an Assistant Secretary .

All certificates shall be consecutively numbered; the name of the person owning the shares represented thereby with the number of such shares and the date of issue shall be entered on the company's books.

No certificates shall be valid unless it is signed by the President or Vice-President and by the Secretary or Assistant Secretary.

All certificates surrendered to the company shall be canceled and no new certificate shall be issued until the former certificate for the same number of shares shall have been surrendered or canceled.

SECTION 3. No transfer of stock shall be valid as against the company except on surrender and cancellation of the certificate therefor, accompanied by an assignment or transfer by the owner therefor, made either in person or under assignment, a new certificate shall be issued therefor.

Whenever any transfer shall be expressed as made for collateral security and not absolutely, the same shall be so expressed in the entry of said transfer on the books of the company.

SECTION 4. The Board of Directors shall have power and authority to make all such rules and regulations not inconsistent herewith as it may deem expedient concerning the issue, transfer and registration of certificates for shares of the capital stock of the company.

The Board of Directors may appoint a transfer agent and a registrar of transfers and may require all stock certificates to bear the signature of such transfer agent and such registrar of transfer.

SECTION 5. The Stock Transfer Books shall be closed for all meetings of the stockholders for the period of ten days prior to such meetings and shall be closed for the payment of dividends during such periods as from time to time may be fixed by the Board of Directors, and during such periods no stock shall be transferable.

SECTION 6. Any person or persons applying for a certificate of stock in lieu of one alleged to have been lost or destroyed, shall make affidavit or affirmation of the fact, and shall deposit with the company an affidavit. Whereupon, at the end of six months after the deposit of said affidavit and upon such person or persons giving Bond of Indemnity to the company with surety to be approved by the Board of Directors in double the current value of stock against any damage, loss or inconvenience to the company, which may or can arise in consequence of a new or duplicate certificate being issued in lieu of the one lost or missing, the Board of Directors may cause to be issued to such person or persons a new certificate, or a duplicate of the certificate, so lost or destroyed. The Board of Directors may, in its discretion refuse to issue such new or duplicate certificate save upon the order of some court having jurisdiction in. such matter, anything herein to the contrary notwithstanding.

                                   ARTICLE V

                               OFFICES AND BOOKS

SECTION 1. The principal office of the corporation, in Nevada shall be at 3655 Campbell Road, Las Vegas, and the company may have a principal office in any other state or territory as the Board of Directors may designate.

SECTION 2. The Stock and Transfer Books and a. copy of the By- Laws and Articles of Incorporation of the company shall be kept at its principal office In the County of Clark, state of Nevada, for the inspection of all who are authorized or have the right to see the same, and for the transfer of stock. Allother books of the company shall be kept at such places as may be prescribed by the Board of Directors.

                                   ARTICLE VI

                                 MISCELLANEOUS

SECTION 1. The Board of Directors shall have power to reserve over and above the capital stock paid in, such an amount in its discretion as it may deem advisable to fix as a reserve fund, and may , from time to time, declare dividends from the accumulated profits of the company in excess of the amounts so reserved, and pay the same to the stockholders of the company, and may also, if it deems the same advisable, declare stock dividends of the unissued capital stock of the company.

SECTION 2. No agreement, contract or obligation (other than checks in payment of indebtedness incurred by authority of the Board of Directors) involving the payment of monies or the credit of the company for more than $10,000 dollars, shall be made without the authority of the Board of Directors, or of the Executive Committee acting as such.

SECTION 3. Unless otherwise ordered by the Board of Directors, all agreements and contracts shall be signed by the President and the Secretary in the name and on behalf of the company, and shall have the corporate seal thereto affixed.
SECTION 4. All monies of the corporation shall be deposited when and as received by the Treasurer in such bank or banks or other depository as may from time to time be designated by the Board of Directors, and such deposits shall be made in the name of the company.

SECTION 5. No note, draft, acceptance, endorsement or other evidence of indebtedness shall be valid or against the company unless the same shall be signed by the President or a Vice- President, and attested by the Secretary or an Assistant Secretary , or signed by the Treasurer or an Assistant Treasurer, and countersigned by the President, Vice-President, or Secretary, except that the Treasurer or an Assistant Treasurer may, without countersignature, make endorsements for deposit to the credit of the company in all its duly authorized depositories.

SECTION 6. No loan or advance of money shall be made by the company to any stockholder or officer therein, unless the Board of Directors shall otherwise authorize.

SECTION 7. No director nor executive officer of the company shall be entitled to any salary or compensation for any services performed for the company, unless such salary or compensation shall be fixed by resolution of the Board of Directors, adopted by the unanimous vote of all the Directors voting in favor thereof.

SECTION 8. The company may take, acquire, hold, mortgage, sell, or otherwise deal in stocks or bonds or securities of any other corporation, if and as often as the Board of Directors shall so elect.

SECTION 9. The Directors shall have power to authorize and cause to be executed, mortgages, and liens without limit as to amount upon the property and franchise of this corporation, and pursuant to the affirmative vote, either in person or by proxy, of the holders of a majority of the capital stock issued and outstanding; the Directors shall have the authority to dispose in any manner of the whole property of this corporation.

SECTION 10. The company shall have a corporate seal, the design thereof being as follows:

                                  ARTICLE VII

                              AMENDMENT OF BY-LAWS

SECTION 1. Amendments and changes of these By-Laws may be made at any regular or special meeting of the Board of Directors by a vote of not less than all of the entire Board, or may be made by a vote of, or a consent in writing signed by the holders of fifty-one percent (51%) of the issued and outstanding capital stock.

KNOW ALL MEN BY THESE PRESENTS: That we, the undersigned, being the directors of the above named corporation, do hereby consent to the foregoing By-Laws and adopt the same as and for the By- Laws of said corporation.

IN WITNESS WHEREOF, we have hereunto set our hands this 9th day of Oct., 1997.



By:/s/ ALFONSO HERNANDEZ, JR.
       ----------------------
       ALFONSO HERNANDEZ, JR.



By:/s/ JOSE F. GARCIA
       --------------
       JOSE F. GARCIA


By:/s/ ALFONSO HERNANDEZ, SR.
       ----------------------
       ALFONSO HERNANDEZ, SR.