Form 10KSB
period 2000-12-31
EIGHT BALL CORP DBA WESTCHESTER SPORTS GRILL
filed 2001-04-18
CIK 1070512

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   Form 10-KSB

[X] Annual  Report Under Section 13 or 15(d) of the  Securities  Exchange Act of
    1934.

                  For the fiscal year ended December 31, 2000.
                                            -----------------

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.

    For the transition period from __________ to __________.


                      Commission File Number:  000-26211
                                               ---------

                             EIGHT BALL CORPORATION,
                         d/b/a/ Westchester Sports Grill
                  --------------------------------------------
                 (Name of small business issuer in its charter)

          Nevada                                       95-4666270
-------------------------------                     -----------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)

  5630 West Manchester Boulevard
     Los Angeles, California                              90045
----------------------------------------          --------------------
(Address of principal executive offices)               (Zip Code)

                                 (310) 670-2366
              ----------------------------------------------------
                           (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act: None.

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value per share, 50,000,000 shares authorized, 150,000 issued and outstanding as of December 31, 2000.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Check if there is no disclosure  of  delinquent  filers in response to Item
405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $306,193.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

Currently, there is no trading market for Eight Ball Corporation's stock. The Registrant has filed an application to be listed on the NASD Over-The-Counter-Bulletin-Board (OTCBB), which is pending as of the date of this report.

Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X]


                                    CONTENTS

                                                                           PAGE
                                                                           ----

PART I

    Item 1.  Description of Business......................................    1
    Item 2.  Description of Property......................................    3
    Item 3.  Legal Proceedings............................................    3
    Item 4.  Submission of Matters to a Vote of Security Holders..........    3

PART II

    Item 5.  Market for Common Equity and Related Stockholder Matters......   4
    Item 6.  Management's Discussion and Analysis or Plan of Operation.....   4
    Item 7.  Financial Statements..........................................   6
    Item 8.  Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure........................  14

PART III

    Item 9.  Directors, Executive Officers, Promoters and Control
                Persons; Compliance with Section 16(a) of the
                Exchange Act...............................................  14
    Item 10. Executive Compensation........................................  15
    Item 11. Security Ownership of Certain Beneficial Owners and
                Management.................................................  16
    Item 12. Certain Relationships and Related Transactions................  16
    Item 13. Exhibits and Reports on Form 8-K..............................  17

SIGNATURES   ..............................................................  18

EXHIBIT 10.1 ..............................................................  19

                                     PART I


Item 1.  DESCRIPTION OF BUSINESS.

         a.       Business Development

         Eight Ball Corporation (the "Company"), doing business as Westchester Sports Grill, was incorporated on October 9, 1997 under the laws of the state of Nevada. The Company was incorporated for the purpose of providing restaurant and entertainment services. On October 9, 1997, the Company issued 50,000 shares of its common stock for $50,000 cash.. On September 15, 1998 the Company completed an offering that was exempt from registration under the Securities Act of 1933, as amended, in reliance upon the exemption from registration afforded by sections 4(2) and 2(b) of the Securities Act of 1933, as amended (the "Securities Act") and Regulation D promulgated thereunder. The Company sold 100,000 shares at a price of $0.25 per share for a total amount raised of $25,000.

         The Company opened its Westchester Sports Grill in July of 1998, and currently serves the residential, university, commercial, and tourist communities in the Los Angeles area.

         b.       Business of Issuer

Principal Products or Services

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

Distribution methods of the products or services

         All of the services of Eight Ball Corporation are conducted on the premises.

Competitive business conditions and the Company's competitive position in the industry and methods of competition

         Currently, there are several restaurants in the immediate vicinity of the Westchester Sports Grill, including a Burger King restaurant, a Pollo Loco restaurant, and a Denny's restaurant.

         The Company believes it has successfully created a niche in the local market for a restaurant and bar attracting middle to high-income level patrons who wish to lounge and drink alcoholic beverages at their leisure, be entertained by a sports atmosphere and live music, and enjoy high-quality American foods which generally are prepared after ordering. The Company believes that other restaurants in the area do not offer comparable food, a bar serving alcoholic beverages, live entertainment, public dancing, a relaxed sports-oriented atmosphere featuring decorations of sports memorabilia, billiard tables, and TV monitors showing sports events and news.

         Westchester Sports Grill has attracted a variety of patrons, including tourists, managers and highly paid employees from local factories and the Los Angeles International Airport, students from the nearby police training center and local colleges, and residential customers from Westchester. The Company's management believes many of its customers from time to time will desire something more than simply fast food. Management also believes that an aggressive advertising campaign, including discount coupons, will enable it to effectively compete and attract additional patronage.

Sources and availability of raw materials and the names of principal suppliers:

         Sources of products include Pepsi, Coke, Cisco products and media via Pay Per View. Occasionally, small local vendors also provide supplies to Westchester Sports Grill.

Dependence on one or a few major customers

         The Company intends for its Westchester Sports Grill to serve the residential, Loyola University, commercial, and tourist communities in the surrounding area. The restaurant's immediate neighborhood is an industrial, heavy-traffic area. A police training center is in the vicinity of Westchester Sports Grill, as well as the Great Forum indoor arena with a maximum seating capacity of approximately 15,000 persons and the Los Angeles International Airport. Westchester Sports Grill's patronage has been non-seasonal.

Need for any governmental approval of principal products or services and, if the Company has not yet received that approval, the status of the approval within the government approval process

         All government approval was granted on or before June of 1998, prior to Westchester Sports Grill's opening for business. According to the facility's conditional use permit, which was granted April 17, 1998 by the City of Los Angeles (Case No. ZA 98-0031 (CUZ) (CUX)), public dancing, billiard tables, restaurant/sports bar, live entertainment, and the sale and dispensing of alcoholic beverages will be allowed on the premises. Pursuant to the permit, the dance floor may not exceed 100 square feet, no more than six billiard tables shall be permitted, and occupancy shall not exceed 125 persons.

Costs and effects of compliance with federal, state, and local environmental laws

         Westchester Sports Grill complies with environmental regulations via Los Angeles City licensing, which are enforced by regulatory state inspectors.

Number of total employees and number of full-time employees

         The Westchester Sports Grill opened with twelve full-time and six part-time employees. Currently, Westchester Sports Grill has a total of seven employees, consisting of five full-time and two part-time employees. Members of the Company's management provides additional help.

Item 2.  DESCRIPTION OF PROPERTY.

         The Company leases retail space for its restaurant and pool hall from Gateway Center. The facility lease is for a period of two years and five months, with a renewal option of two five-year additional terms.

Item 3.  LEGAL PROCEEDINGS.

         The Company is not a party to any pending legal proceedings.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted during the fourth quarter of 2000 to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II


Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

         The Company's common stock has been registered in a Form 10-SB filing with the Securities and Exchange Commission. The Company intends to meet the fully-reporting requirements of the Act and file reports in the required intervals.

         The Company has filed an application to be listed on the NASD "Over-the-Counter" Bulletin Board ("NASDOTCBB"), which is pending. Therefore, at the present time, the Company's common stock is highly illiquid.

Holders

         As of December 31, 2000, there were 29 shareholders of the Company's Common Stock.

Dividends

         The Company has not paid any dividends to date, and has no plans to do so in the immediate future.

Recent Sales of Unregistered Securities

         The Company did not sell any equity securities, including its common stock, during the year ended December 31, 2000.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE REGARDING PROJECTIONS AND FORWARD-LOOKING STATEMENTS

This statement includes projections of future results and forward-looking statements as that terms is defined in Section 27A of the Securities Act of 1933 as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements that are included in this 10-KSB, including statements of historical fact, are forward-looking statements. Although Management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors could cause actual results to differ materially from the expectations disclosed in this statement, including without limitation, in conjunction with those forward looking-statements contained in this statement.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999.

           REVENUES. For the year ended December 31, 2000, revenues were approximately $306,190, an increase of approximately $142,680, versus revenues of approximately $163,500 for the year ended December 31, 1999. The increase in revenues for the 2000 period was due primarily to an increase in the average number of the Company's restaurant and bar patrons and increased exposure of Westchester Sports Grill's entertainment features, such as its provision of live band performances.

         Costs of revenues increased from approximately $76,190 for the year ended December 31, 1999 to $141,650 for the year ended December 31, 2000, an increase of approximately $65,460. This increase was directly related to the increase in sales of $142,680. Gross profits increased from approximately $87,320 for the year ended December 31, 1999 to $164,540 for the year ended December 31, 2000.

         OPERATING EXPENSES. Operating expenses, as a percentage of revenues, decreased from 77% for the year ended December 31, 1999 to 56% for the year ended December 31, 2000. This decrease in operating expenses as a percentage of revenues for the year ended December 31, 2000 occurred primarily due to more effective management cost controls.

         Selling, general and administrative expenses increased from $119,165 for the year ended December 31, 1999 to $168,280 for the year ended December 31, 2000. This increase was due primarily to an increase in the Company's customer service operations.

         NET LOSSES. For the year ended December 31, 2000, net loss from operations totaled approximately $6,880, compared to a net loss of $38,130 for the year ended December 31, 1999. This decrease in net loss from operations was due primarily to increased revenues in the year ended December 31, 2000 through expansion of Westchester Sports Grill's dining and entertainment services.

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

Item 7.  FINANCIAL STATEMENTS


                             EIGHT BALL CORPORATION

                              FINANCIAL STATEMENTS

                               DECEMBER 31, 2000
                               DECEMBER 31, 1999


                                    CONTENTS


                                                               Page
                                                              ------
 Independent Auditor's Report                                    7

 Financial Statements

       Balance Sheets                                            8

       Statements of Operations                                  9

       Statements of Changes in Stockholders' Equity            10

       Statements of Cash Flows                                 11

       Notes to Financial Statements                            12-13

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Eight Ball Corporation
Las Vegas, Nevada


     I have audited the accompanying balance sheets of Eight Ball Corporation as of December 31, 2000 and December 31, 1999, and the related statements of operations, changes in stockholders' equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

      I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made my management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

      In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eight Ball Corporation as of December 31, 2000 and December 31, 1999, and the results of their operations and its cash flows for each of the two years in the period ended December 31, 2000, in conformity with generally accepted accounting principles.

/s/ KURT D. SALIGER, C.P.A.
    ----------------------
    KURT D. SALIGER, C.P.A.
    CERTIFIED PUBLIC ACCOUNTANT
    February 24, 2001
    Las Vegas, Nevada

                             EIGHT BALL CORPORATION
                                 BALANCE SHEETS



                                                           Dec. 31, 2000        Dec. 31, 1999
                ASSETS
CURRENT ASSETS
        Cash                                               $       109          $        245
        Inventory                                          $    13,984          $      9,702
        Accounts Receivable                                $         0          $          0
                                                           --------------       -----------------
                TOTAL CURRENT ASSETS                       $    14,093          $      9,947

PROPERTY AND EQUIPMENT, NET                                $    18,861          $     22,005

OTHER ASSETS                                               $         0          $          0
                                                           --------------       -----------------
                        TOTAL ASSETS                       $    32,954          $     31,952
                                                           ==============       =================

        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
        Accounts Payable                                   $    36,969          $     28,173
        Accrued Liabilities                                $    28,825          $     29,738
        Current Portion, Long Term Debt                    $         0          $          0
                                                           --------------       -----------------
                TOTAL CURRENT LIABILITIES                  $    65,794          $     57,911

LONG-TERM DEBT                                             $         0          $          0

STOCKHOLDERS' EQUITY
        Common stock: $.001 par value
        authorized 50,000,000 shares; issued
        and outstanding 150,000 and
        150,000 shares, respectively                       $       150          $        150

        Additional Paid in Capital                         $    74,850          $     74,850

        Retained Earnings (Deficit)                        $  (107,840)         $   (100,959)
                                                           ---------------      -----------------
                TOTAL STOCKHOLDERS' EQUITY                 $   (32,840)         $    (25,959)
                                                           ---------------      -----------------
                        TOTAL LIABILITIES AND
                        STOCKHOLDERS' EQUITY               $    32,954          $     31,952
                                                           ===============      =================


     See Accompanying Notes to Financial Statements.

                             EIGHT BALL CORPORATION
                            STATEMENT OF OPERATIONS

                                               For the year ended
                                                  December 31,
                                        2000                 1999
                                        -----------          --------------
REVENUES                                $   306,193          $      163,511
COSTS OF REVENUES                       $  (141,650)         $      (76,190)
                                        -----------          --------------
        GROSS PROFIT                    $   164,543          $       87,321

OPERATING EXPENSES
        Selling, general and
                administrative          $   168,280          $      119,165
        Depreciation                    $     3,144          $        6,288
                                        -----------          --------------
        TOTAL OPERATING EXPENSES        $   171,424          $      125,453
                                        -----------          --------------
        INCOME (LOSS) FROM OPERATIONS   $    (6,881)         $      (38,132)

OTHER INCOME (EXPENSES)
        Gain on sale of assets          $         0          $            0
        Interest expense                $         0          $            0
                                        -----------          --------------
INCOME (LOSS) BEFORE INCOME TAXES       $    (6,881)         $      (38,132)
        Income Taxes                    $         0          $            0
                                        -----------          --------------
        NET PROFIT (LOSS)               $    (6,881)         $      (38,132)
                                        ===========          ==============

        NET PROFIT (LOSS) PER SHARE     $   (0.0459)         $      (0.2542)
                                        ===========          ==============
AVERAGE NUMBER OF SHARES
OF COMMON STOCK OUTSTANDING                 150,000                 150,000
                                        ===========          ==============


     See Accompanying Notes to Financial Statements.

                             EIGHT BALL CORPORATION
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      For The Year Ended December 31, 2000
                    And For the Year Ended December 31, 1999

                                       Common Stock
                                       ---------
                                       Number                        Additional     Retained
                                        of                           Paid-In        Earnings
                                       Shares         Amount         Capital        (Deficit)
                                       -----------    -----------    -----------    -----------

October 9, 1997
issued for cash                             50,000    $        50    $    49,950

Net (Loss) for
the period October 9,
1997 (Inception) to
December 31, 1997                                                                   $   (1,227)
                                       -----------    -----------    -----------    -----------
Balance at December 31, 1997                50,000    $        50    $    49,950    $   (1,227)

September 15, 1998
public offering
Regulation D
issued for cash                            100,000    $       100    $    24,900

Net (Loss) January 1, 1998
to December 31, 1998                                                                $  (61,600)
                                       -----------    -----------    -----------    -----------
Balance at December 31, 1998               150,000    $       150    $    74,850    $  (62,827)

Net (Loss) January 1, 1999
 to December 31, 1999                                                               $  (38,132)
                                       -----------    -----------    -----------    -----------
Balance December 31, 1998                  150,000    $       150    $    74,850    $ (100,959)

Net (Loss) January 1, 2000
 to December 31, 2000                                                               $   (6,881)
                                       -----------    -----------    -----------    -----------
Balance December 31, 2000                  150,000    $       150    $    74,850    $ (107,840)
                                       ===========    ===========    ===========    ===========




       See Accompanying Notes to Financial Statements.

                             EIGHT BALL CORPORATION
                            STATEMENTS OF CASH FLOWS


                                                        For the year ended
                                                           December 31,
                                                  2000               1999
                                                  -----------        --------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)                                 $   (6,881)        $     (38,132)
Adjustments to reconcile net income (loss)
   to cash provided by operating activities:
        Depreciation                              $    3,144         $       6,288
        Decrease - accounts receivable            $        0         $           0
        Increase in inventory                     $   (4,282)        $      (3,042)
        Increase in accounts payable              $    8,796         $      21,639
        Decrease - accrued liabilities            $        0         $      12,851
       (Increase) accrued liabilities             $     (913)        $           0
                                                  -----------        --------------
Net cash provided by operating activities         $     (136)        $        (396)
                                                  -----------        --------------
CASH FLOWS FROM INVESTING ACTIVITIES
        Purchase of property & equipment          $        0         $           0

                                                  -----------        --------------
Net cash (used in) investing activities           $        0         $           0
                                                  -----------        --------------

CASH FLOWS FROM FINANCING ACTIVITIES

        Issue common stock                        $         0        $           0
                                                  -----------        --------------
        Net increase (decrease) cash              $      (136)       $        (396)

        Cash, Beginning of Period                 $       245        $         641
                                                  -----------        --------------
        Cash, Ending of Period                    $       109        $         245
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

Cash and equivalents

For the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents.
There were no cash equivalents as of December 31, 2000 and December 31, 1999.

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

                             EIGHT BALL CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (continued)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Loss Per Share

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share." Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would result if dilutive common stock equivalents had been converted to common stock. As of December 31, 2000 and December 31, 1999, the Company had no dilutive common stock equivalents such as stock options.

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

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Operating leases

The Company leases retail space for its restaurant and pool hall. The facility lease is for a period of two years and five months. The lease provides a renewal option of two five-year additional terms. Total rent expense was $15,000 for the year ended December 31, 1998. Total rent expense was $82,092 for the year ended December 31, 2000.

Estimated future minimum lease payments as of September 30, 2000 are as follows:

Year ending December 31, 2001          $0

Year ending December 31, 2002          $0

Year ending December 31, 2003          $0

Year ending December 31, 2004          $0

Year ending December 31, 2005          $0
                                      -----
                                       $0

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

           The Company has not changed accountants since its formation, nor has its management had any disagreements with the findings of its accountants.

                                    PART III


Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Executive Officers and Directors

         Our executive officers and directors are as follows:

        Name               Age                       Title
---------------------      ---        ----------------------------------

Alfonso Hernandez, Jr.     34                 President/Director

John Harred                33                 Secretary

Eduardo Vega               34                 Treasurer

Alfonso Hernandez, Sr.     70                 Director

General

         Our directors are elected to hold office until the next annual meeting of shareholders and until their respective successors have been elected and qualified, or until his prior resignation or removal. Our executive officers are elected by the Board of Directors and hold office until resignation or removal by the Board of Directors.

           There are no agreements for any officer or director to resign at the request of any other person, and none of the officers or directors named below are acting on behalf of, or at the direction of, any other person.

           The Company's officers and directors will devote their time to the business on an "as-needed" basis, which is expected to require five to ten hours per month.

Family Relationships

        Alfonso Hernandez, Sr. is father of Alfonso Hernandez, Jr. There are no other family relationships between the officers and directors of the Company.

Business Experience and Education

         Alfonso Hernandez, Jr., President/Director

         From 1992 to the present time, Mr. Hernandez has owned and managed the Los Ponchos Grill in Westwood, California. Mr. Hernandez earned a degree in business administration from Loyola Marymount University in Los Angeles, California in 1990.

         John  Harred, Secretary

     Mr. Harred has served as manager of Central Fish and Oyster, doing business as The Fish Market, in Los Angeles, California from 1994 to the present time. Mr. Harred's duties include purchasing and staff supervision. Mr. Harred has also served as manager of Quality Food in Los Angeles, California from 1996 to the present time. His duties have included sales and distribution. Mr. Harred earned a B.S. in Biology from Loyola Marymount University in Los Angeles, California in 1992.

         Eduardo Vega, Treasurer

     Mr. Vega earned a degree in physical education from Memphis University in Memphis, Tennessee in 1991. From 1992 to 1993, Mr. Vega was a professional football player for the NFL Arizona Cardinals in Phoenix, Arizona. Mr. Vega served as a security guard from 1993 to 1997. Mr. Vega has served as owner and operator of 3XL Security in Los Angeles, California from 1997 to the present time. His duties have included personal security services and security services for movie sets and production.

         A1lfonso Hernandez, Sr., Director

     Mr. Hernandez has owned and managed Hacienda del Rey Restaurant in Los Angeles, California from 1965 to the present time.

Conflicts of Interest

         Insofar as the officers and directors are engaged in other business activities, management anticipates it will devote only a minor amount of time to the Company's affairs. The officers and directors of Eight Ball Corporation may in the future become shareholders, officers or directors of other companies which may be formed for the purpose of engaging in business activities similar to those conducted by the Company. Eight Ball Corporation does not currently have a right of first refusal pertaining to opportunities that come to management's attention insofar as such opportunities may relate to the Company's business operations.

         The officers and directors are, so long as they are officers or directors of the Company, subject to the restriction that all opportunities contemplated by the Company's plan of operation which come to their attention, either in the performance of their duties or in any other manner, will be considered opportunities of, and be made available to Eight Ball Corporation and the companies that they are affiliated with on an equal basis. A breach of this requirement will be a breach of the fiduciary duties of the officer or director.

Item 10. EXECUTIVE COMPENSATION.

         None  of  the  Company's   officers   and/or   directors   receive  any
compensation for their respective services rendered to the Company, nor have they received such compensation in the past. They have agreed to act without compensation until authorized by the Board of Directors, which is not expected to occur until the Company has generated sufficient revenues from its operations.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth information as of the end of 2000, concerning beneficial ownership of the Company's Common Stock by (i) each director, (ii) each executive officer, (iii) the directors and officers of the Company as a group, (iv) and each person known by the Company to own beneficially more than five percent (5%) of the Common Stock.


Title      Name & Address                       Amount of        Percent
of         of Beneficial                        shares           of
Class      Owner of Shares         Position     held by Owner    Class
------     ----------------------  --------     -------------    -------

Common     Alfonso Hernandez, Jr.  President/       0               0
                                   Director

Common     John Harred             Secretary        0               0

Common     Eduardo Vega            Treasurer        0               0

Common     Alfonso Hernandez, Sr.  Director         0               0

Common     Directors and Officers as a Group        0               0

Common     Jose F. Garcia             --         50,000            34%


         As of December 31, 2000, there were 29 stockholders of record and one beneficial owner of the Company's Common Stock.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         None.

Item 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits and Index of Exhibits.

Exhibit
Number            Description
--------------------------------------------------------------------------------

3.1               Articles of Incorporation of Eight Ball Corporation
                    (Incorporated by reference from Exhibit 3.1 of Form 10-QSB filed March 12, 2001).

3.2               Bylaws of Eight Ball Corporation
                    (Incorporated  by reference  from Exhibit 3.2 of Form 10-QSB filed March 12, 2001).

10.1                  Lease


(b)      Reports on Form 8-K.

           The Company filed a report on Form 8-K on January 16, 2001 regarding its quarterly report on Form 10-QSB for the period ending September 30, 2000 and the reason for its delinquency.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             Eight Ball Corporation,
                         d/b/a/ Westchester Sports Grill
                    ----------------------------------------
                                  (Registrant)


Date:  April 17, 2001                       /s/ ALFONSO HERNANDEZ, JR.
                                                ----------------------
                                                ALFONSO HERNANDEZ, JR.
                                                PRESIDENT
                                                EIGHT BALL CORPORATION,
                                                d/b/a Westchester Sports Grill


          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  April 17, 2001                       /s/ JOHN HARRED
                                                -----------
                                                JOHN HARRED
                                                SECRETARY


Date:  April 17, 2001                       /s/ ALFONSO HERNANDEZ, SR.
                                                ----------------------
                                                ALFONSO HERNANDEZ, SR.
                                                DIRECTOR

EXHIBIT 10.1
LEASE

                              LEASE: GATEWAY CENTER

This Indenture, Made this 21st day of November A.D. 1997 between Gateway Center party of the first part, hereinafter called the Lessor, and Eight Ball Corooration, a Nevada corp) party of the second part, hereinafter called the Lessee,

                                   Witnesseth:

          That the Lessor for and in consideration of the rent hereinafter specified to be paid by the Lessee and the covenants and agreements hereinafter contained, by the Lessee to be kept and performed, has demised and let unto said Lessee those certain premises in the City of Lou Angeles, County of Los Angeles and State of California, described as follows, to-wit: A Restaurant Building Located in Gateway Center of anoroximatelv 4,100 gross square feet and more particularly described as 5630 West Manchester Avenue, Los Angeles, CA 90045 as shown on the attached Exhibit "A" To have and to hold unto the said Lessee for the term of approximately Two (2) years, five (5) months, beginning on the 21st day of November A.D. 1997 and ending on the 20th day of April , A.D., 2000.

          Early Possession: Upon signing the Lease, payment of all money due, receipt of Lessee's Certificate of Insurance, Lessee may have possession of the premises. The period from possession through April 10, 1998 is rent free, unless Lessee is open for business where upon rent shall commence. All other terms and conditions shall be in full force and effect.

          Contingency: Lessee has ninety (90) days from the date of full execution of this Lease, to obtain all necessary governmental permits to build, open, and operate Lessee's proposed business. This contingency period shall be rent free. If Lessee cancels said lease during the first thirty (30) days of the contingency period, Lessor shall return Lessee's prepaid rent and security deposit in full. If Lessee cancels said lease during the second thirty (30) days of the contingency period, Lessor shall return Lessee's prepaid rent and security deposit minus $2,000.00 liquidated damages. If Lessee cancels said lease during the third thirty (30) days of the contingency period, Lessor shall return Lessee's prepaid rent and security deposit minus $3,000.00 liquidated damages. Lessee shall not have the right to cancel this Lease after 90 days from full execution of this Lease.

Lessee hereby covenants and agrees to pay to said Lessor as rent for the said premises, the minimum sum of Ninety Nine Thousand Eight Hundred Seventy Six and no/100 Dollars ($99,876.00) for the full term aforesaid, which rental shall be paid in advance in minimum monthly installments of Four Thousand One Hundred and no/100 Dollars ($ 4.100.00) plus, as additional rent, monthly impounds of $505.00 CAM, $198.00 Taxes and $61.00 Insurance, thus making the total monthly rent $4,864.00. Said impounds are subject to change as the actual cost to the Lessor changes. Full rent payment shall begin sixty (60) days after removal of all contingencies or upon opening for business, but in no event later than April 20, 1998.

Rent Adjustment: Fixed Minimum Rents:
------------------------------------

     A. Beginning April 21, 1999 through ApriL 20, 2000, Lessee shall pay Four Thousand Three Hundred Forty Six and no/100 ($4,346.00) Dollars monthly as base rent.

          Option: Provided Lessee is not in default of any terms and conditions of this Lease, Lessor grants an option to the Lessee to extend this lease for two additional Five (5) year periods, following the expiration of the original two (2) year term. The rental rate for the option period shall be:

          Option 1. Annual increases of three (.03) cents per square foot commencing April 21, 2000, through April 20, 2005.

          Option 2. Annual increases of five (.05) cents per square foot commencing April 21, 2005, through April 20, 2010.

Lessee to exercise their option, in writing to the Lessor, no later than three months prior to the expiration of the term and no more than six months prior to the end the term, or Lessee shall forfeit the option.

          Pre-Paid Rent: Lessee herewith deposits with the Lessor the further minimum sum of Fourteen Thousand Five Hundred Eleven and no/100 ($14,511.00) Dollars as prepaid rent for the first three months rent, once rent commences.

          Security Deposit: Lessee has deposited with the Lessor the further minimum sun of $ Four Thousand Eight Hundred Thirty Seven and no/100
($4,837.00), which shall be held by said Lessor as security for the payment of the rent and the faithful performance by the Lessee of each and all of the obligations herein undertaken by it; and provided the Lessee shall have faithfully performed all of said obligations in the manner herein provided, upon the delivery of said premises to the Lessor, and Lessor shall either return said sum to the Lessee or said Lessor may apply said sum or any part thereof remaining in its hands to the credit of the Lessee on account of the last rent due hereunder. It is expressly understood and agreed, however, that the fact that said Lessor holds said sum as such security shall not impair or affect in any manner the right of said Lessor in the event of a default on the part of the Lessee, to terminate this Lease and to re-enter and take possession of said premises as hereinbefore provided, or to maintain an action at Law for the recovery of any rent that may be due and unpaid hereunder, or for any other damages accruing to the Lessor, and such cash bonds or security shall be construed as a collateral and cumulative remedy.

          Additional Rent:Any monetary obligations of Lessee to Lessor under the
          ---------------
terms of this Lease shall deemed to be rent.

Payment of said rent shall be made to Gateway Center c/o H. B. Drollinger Co., 8929 S. Sepulveda Blvd., Suite #130, in said City of Los Angeles, CA 90045.

          It is mutually agreed that this Lease is given, made and executed upon the following terms, restrictions, conditions and covenants, each and all of which the Lessee hereby acknowledges to have read, and with each and every one of which the Lessee agrees to comply, to-wit:

          First: Said premises shall be used by the Lessee for the purpose of a Sports Bar and Restaurant and for no other purpose whatever without the written consent of the Lessor, and the Lessee shall not sublet said premises nor any portion thereof, nor assign nor mortgage this Lease or any rights therein or in the leasehold premises, without such written consent first had and obtained, and any subletting, assignment or mortgage, or attempted subletting, assignment or mortgage, without such written consent shall be void and confer no rights whatever on such sublessee, assignee or mortgagee, and shall be cause for the cancellation of this Lease by the Lessor at his option. No auctions or auction sales of any kind shall be conducted on the demised premises during the term of this Lease without the prior written consent of the Lessor. Lessee has the right to sell beer, wine and liquor and to operate billiard tables on the premises.
          Second: Said Lessee covenants and agrees that he has examined and knows the condition of said premises and every part thereof and has received the same in normal working condition and repair (unless herein otherwise specified), and that no statements or representations as to condition or repair of said premises have been made by said Lessor or any other person for him, prior to or upon the execution of this Lease, and that he accepts the same in their present condition, waving any cLaim or right on account of such condition, and the Lessor shall not be liable to the Lessee or his successors or assigns or to any person for any injury or damage that may result to persons or property by reason of any defect in the construction or condition or present or future Lack of repair of said premises, including all plumbing in, about, upon or under said premises; and said Lessee agrees that during said term he will, at his own expense, keep all and every part of said premises and the appurtenances including all glass contained in or upon said premises in good order and repair and in clean and wholesome condition, free from dirt and accumulation of waste, including adjoining streets and alleyways or courts, and in compliance with all City ordinances, and will not commit or allow any waste or misuse of the premises, plumbing, water, light, power or fixtures, and will pay for all damage to the building or to other lessees or occupants thereof caused by such waste, misuse or neglect of said premises, its appurtenances or its apparatus therein contained, and that said Lessee will not make or allow to be made any change or alteration or addition in or to said demised premises without the written consent of the Lessor first had and obtained, and that at the expiration of the term mentioned in this Lease or at the sooner termination thereof by forfeiture or otherwise, said Lessee will yield up and deliver said demised premises, together with all their appurtenances, to said Lessor in good order and condition, damage by the elements and ordinary wear excepted, and will surrender to the Lessor all the keys of the several doors and such other things as may appertain to said demised premises.
          Third: Said Lessor shall not be called upon to make any alterations, improvements or repairs whatsoever on the premises or any part thereof, or the appurtenances, (except in case of damage by fire or the elements, as hereinafter provided), and said Lessor shall particularly not be obliged nor required to replace or repair any plumbing in or upon said demised premises.
          The Lessor shall not be held liable for any temporary failure of any heating apparatus in heating the building or the premises herein demised, nor for the failure of the supply of water, nor for the supply of gas, electricity or power, nor for the temporary stoppage of any and all of the elevators or other machinery and equipment, if any, in said building for necessary repairs or otherwise, nor far the stoppage, leaking or bursting of any gas, water, steam, sewer or other pipe, or water closet, tank or other fixture, nor for any annoyance, inconvenience or damage caused by any electric or other wire, whether upon the said demised premises, or in other parts of the building or adjoining buildings, nor for any damage caused by water coming or being upon said premises through the roof, trap-door, sky-light or otherwise, nor for any damage arising from any act or neglect of any other Lessee or occupant of the building in which said premises are located, or of any owner or occupant of adjoining or adjacent property, nor for any Loss, damage or injury to the property or the person of the Lessee or any occupant of said demised premises from any cause whatsoever.

          Fourth: Said Lessee shall pay, during the term hereof, all charges made against said premises for gas, water, electricity, heating and air conditioning charges and for any and all other extraneous services and shall pay $ monthly in addition to the rental herein provided as minimum charges made against said premises for water, and any proportionate increase thereof should Lessor's costs increase.

          Fifth: Said Lessor reserves the right for himself, his agent or representative, either alone or with workmen or others, to enter upon said premises and every part thereof, at any time, to examine the same as to their condition and state of repair, or for the purpose of making repairs or alterations in the plumbing, gas, water, sewer or other pipes, or electric or other wiring; or for making improvements or alterations connected with any portion of the building in which said premises are located, other than that portion hereby Leased; and the Lessor shall have the right to alter said building of which the said demised premises are a part, or to add thereto, and may for that purpose erect scaffolding or other necessary structures, and the Lessee shall not, in that event, claim any damages for or on account of any inconvenience or injury occasioned thereby, but any such work or alteration shall be made in such manner as to inconvenience said Lessee as little as possible; and should said Lessee at any time fail, neglect or refuse to make such repairs as are deemed necessary by said Lessor to keep the premises in safe and proper condition or in a condition as good as when received by him, said Lessor shall have the right at his option (but this shall in no wise obligate the Lessor thereunto, nor relieve the Lessee from his obligations hereunder), to make such repairs or alterations as in his opinion he may deem necessary, and may charge the cost of the same to said Lessee to be paid upon the first of the month next following, as a part of the rent, and should said cost not be so paid, this lease may then at the option of the Lessor, be declared forfeited, in the same manner as for non-payment of rent.

          Sixth: Said Lessee agrees that he will not keep or allow to be kept upon said premises, any gasoline, distillate or any kind of petroleum products, nor any other substance or material of an explosive or inflammable nature which will cause an increase in the rate of insurance thereon or endanger the property, nor will he allow said premises to be used for any purpose which will cause such increase of insurance rates, or which may make void or voidable any policy for such Insurance, nor for any improper or immoral purposes, nor any purpose which will conflict with the laws, ordinances, rules and/or regulations of the United States, State of California, County of Los Angeles, City of Los Angeles, or any board, commission or department thereof having jurisdiction, which may now be in force or hereafter adopted, nor permit said premises to be used in any manner which will injure the reputation of the same or of the building of which they are a part, or disturb or injure the Lessees of such building or neighborhood, and will not use or allow to be used the streets, sidewalks, alleyways or courts adjoining said premises for hack stands, fruit stands or any other business other than for his own use in connection with his regular business; and will not permit said premises to remain unoccupied for more than 10 consecutive days, and will not allow any signs or placards to be posted or placed on said premises or the building in which they are located, except with the written consent of the Lessor. Neither shall the Lessee obstruct any hallways, stairways or elevators in said building which others than the Lessee may have the right to use.

          Seventh: If any adjudication of bankruptcy or insolvency be rendered against the Lessee or if a receiver of the business or assets of the Lessee should be appointed, or he shall be attached, or if any sale or attempted sale of the Leasehold interest hereby created shall be made under or by virtue of any execution or other judicial process, the Lessor shall have the right to immediately terminate this lease, and no person shall have the right to use, possess or occupy the said premises by virtue thereof.

          Eighth: It is further expressly understood and agreed that time is of the essence in the performance of each and all of the provisions and covenants of this lease, and each and all of the provisions and covenants of said lease are conditions precedent to be faithfully and fully performed and observed by the said Lessee to entitle the Lessee to continue in possession of said premises, that if default shall be made in the payment of the rent hereinbefore specified to be paid or any part thereof, as aforesaid, or if default shall have been made in any of the covenants or agreements herein contained to be kept by said Lessee, it shall be lawful for said Lessor at his election to declare said term ended, and to re-enter the said demised premises or' any part thereof, either with or without process of law, and to expel, remove or put out the Lessee or any other person or persons keeping or being in or upon the same, together with all goods and chattels found therein, using such force as may be necessary in so doing and to repossess and to enjoy the said premises again as of his first and former estate, and for the rent that may be due to distrain upon any property belonging to said Lessee, whether the same be exempt from execution or distress by law or not; and the said Lessee, in that case, hereby waives all Legal rights which said Lessee now has, or may have, to hold or retain any such property under any exemption laws in force in this state. If, at any time, said terms shall be ended at such election of said Lessor, as aforesaid, or in any other way, the said Lessee hereby covenants and agrees to surrender and deliver up the said above demised premises and property peaceably to said Lessor immediately upon such termination aforesaid, and if the said Lessee shall remain in possession of said premises one day after said termination of this tease, in any of the ways herein named, said Lessee shall be deemed guilty of a forcible detention of said premises under the statute, and shall be subject to alt the conditions and provisions above named, and to eviction and removal, forcible or otherwise, at any time thereafter, with or without process of Law, as above stated. Said Lessee hereby waives all right to any notice from said Lessor of his election to declare this Lease at an end under any of its provisions, or any demand for the payment of rent or for the possession of said demised premises. All of the foregoing remedies are cumulative and are given without impairing any other rights or remedies of the Lessor; and the Lessee shall and will pay and discharge all Costs expenses and attorney's fees that shall arise from enforcing the covenants of this Lease by the Lessor, or the rights of the Lessor in the premises, and it is further' expressly understood and agreed that the waiver by the Lessor of any default on the part of the Lessee in the prompt payment of any installment or installments of rent or in the observance, payment or performance of any of the provisions, terms or conditions hereof, shall not be deemed to be a waiver of the right of the Lessor to treat any other or subsequent default as operating to forfeit said Lease, and any said waiver shall not be deemed to excuse said Lessee in the prompt payment of any other installment or the prompt and faithful performance of the same or any other covenant in the future.

          Ninth: If, during the said term, the premises are destroyed by fire or other accidents or are partially destroyed so as to cause them to be wholly unfit for occupancy, or if they are so badly injured that they cannot be repaired with reasonable diligence within ninety days of such destruction or injury, then this lease shall cease and become null and void from the date of such destruction or injury, upon the option of the Lessor, and said Lessee shall immediately surrender and yield up said premises and all interest therein to said Lessor, and shall not be liable for any further payments of rental on account of said lease, and the Lessor may re-enter and re-possess said premises discharged from this lease and may remove all persons therefrom; but in case the said premises so damaged, as aforesaid, shall be repairable with reasonable diligence within said period ninety days, and said Lessor elects to repair the same, he may re-enter and re-possess said premises or such portion of them as may be necessary or required to make the said repairs and upon his election so to make said repairs, the rent received hereunder or a just and proportionate part thereof, determined by the nature and extent of the damage, shall be rebated during the period while said repairs are being made. But it is expressly understood and agreed that the Lessee shall in no case be entitled to compensation or damages on account of any inconvenience or annoyance in making said repairs or on account of such damage or destruction by fire or the elements, except the rebate of the rental, as above provided, and that no allowance or deduction whatever from the rent herein provided, shall be made for a partial destruction of or damage to said premises, which does not prevent said Lessee from carrying on his business as usual, even though he may be inconvenienced thereby. This Lease is also subject to any condemnation proceedings instituted by the City or County of Los Angeles, State of California, or any governmental authority, and the Lessor shall be held harmless from any expense or inconvenience caused Lessee thereby.

          Tenth: If the Lessee shall be in default in the payment of the rent and shall vacate or abandon said premises or any part thereof (and absence of the Lessee therefrom for a period of ten days after such default shall be considered such an abandonment thereof) the Lessor may, If he so elects, re-enter the said premises and remove the contents and take possession of said premises and re-let the same or any part thereof at such rental and upon such terms and conditions as he may deem proper, and apply the proceeds thereof, Less the expenses, including the usual agent's commissions so incurred upon the amount due from the Lessee hereunder, and the Lessee shall be liable for any deficiency. If the Lessor shall take possession of said premises and re-let the same, such re-letting shall not operate as a termination of this Lease unless the Lessor so elects, such election to be evidenced by written notice to the Lessee, nor shall such action by the Lessor operate as a waiver of any other rights or remedies of the Lessor hereunder.
          If Lessee has defaulted in the performance of any of its obligations under the Lease more than three (3) times during the past twelve month period, then such default will constitute a separate default under the Lease that can not be cured, giving the Lessor the right to exercise its default remedies, including termination.
          The failure by Lessee to pay any rent or other charge required to be paid hereunder within three (3) days after notice thereof in writing given to Lessee by Lessor, or the failure by Lessee to keep and perform any other covenants or conditions of Lessee herein contained within fifteen (15) days following notice thereof in writing given to Lessee by Lessor, shall be deemed a default by Lessee under this Lease.
          If any default by Lessee occurs, Lessor may pursue any and/or all of its remedies provided by Law or equity including, but not Limited to, those remedies available under Civil Code Section 1950.5 - 1952(a).

          Eleventh: It is further agreed that any consent of the Lessor to said Lessee to sublet said premises or a portion thereof, or to assign this lease, shall not be construed as the consent to any other assignment or right to sublet, or as a waiver of Lessor's right to object to any assignment or sublease to which his consent in writing has not been obtained. Should Lessee, with or without Lessor's written consent, hold over after the termination of this Lease, Lessee shall become a tenant from month to month upon each and all of the terms and conditions of this Lease, except during such holding over, Lessee shall pay in advance, Basic monthly, Rent at one hundred fifty percent (150%) of the rate in effect for the last month of the term of this Lease, in addition to, and not in lieu of, all other payments required to be made by Lessee hereunder including but not limited to Lessee's Proportionate Share of direct costs. Any such holding over shall not constitute an extension of this Lease. Such month to month tenancy may be terminable by either party upon not less than thirty (30) days prior written notice to the other, provided, in any event, that such termination by either party shall be effective on the last day of the calendar month next following the expiration of such thirty (30) day notice period.
If Lessee fails to surrender the Premises upon the expiration or termination of this Lease, Lessee hereby indemnifies and agrees to hold Lessor harmless from all costs, toss, expense or liability, including without limitation, costs, real estate brokers claims and attorney fees.

          Twelfth: It is understood and agreed that no awning, shade, sign, advertisement or notice shall be inscribed, painted or attached on or to any portion of the exterior of said building, except by written consent of the Lessor, and shall be of such construction, material, size, color, design and style, and placed upon said building in such place as may be designated by the Lessor. All awnings must be of such uniform shape, color and material or make as may be prescribed by the Lessor, and must be placed in the manner as directed by the Lessor, and at the expense of the Lessee. Lessor may install and/or dispLay a "For Lease" sign on the building wall or window of Lessee's space within 90 days of Lease expiration.

          Thirteenth: Lessor will maintain the structural walls and mainline sewer to the premises, except where Lessee has caused a sewer stoppage. The roof over Lessee's store shall be delivered to Lessee in a normal, water tight condition. Thereafter, Lessee shall, at his expense, be responsible for all maintenance and repair of the roof over his leased space.

          Fourteenth: This Lease is subordinate to any valid lien or mortgage on this property, which is now of record, or may thereafter be placed of record.

          Fifteenth: No rubbish or trash shall be stored at the front or rear of the demised premises at any time, except at date of trash or rubbish removal. Lessee to provide his own trash bin and shall locate his trash bin where Lessor directs.

          Sixteenth: Insurance The Lessee will carry throughout the tease term, at this own expense, Public Liability and Property Damage insurance of not Less than $ 1,000,000 and $1,000,000 Property Damage and will name the Lessor co-insured on the policy, and will hand Lessor a certificate of said coverages. The Lessee further agrees to insure and repair all broken glass during the tease term.
          Seventeenth: All Risk Insurance Lessee upon execution of this Lease shall deposit with Lessor, Lessee's pro-rats share of impounds for Lessor's public liability and all risk extended peril fire insurance policy. Lessee agrees to pay 27% of said premium and any increase thereof. The premium for 25.6% is $2,651.00. Lessee's share is $57.00 per month.

                                     PAGE 3

          Eighteenth: Taxes Lessee will pay taxes on his personal property and fixtures. Lessee upon execution of this Lease shall deposit with Lessor, Lessee's pro-rate share of impounds for the real estate taxes, improvement bonds and special assessments. The estimated tax bill for the 1996/97 tax year is $2,333.00. The proration shall be based upon Lessee's square footage of building area to the total square feet of rentable building area, which proration is 100%. Lessee's share is $195.00 per month.

          Nineteenth: Late Payment and Return Check Charge Lessee understands and agrees to pay as additional rent, a Late payment charge equal to five (5%) percent of the monthly rent if said payment is not received at Lessor's offices on or before the 5th of the month due. Should Lessee's check be dishonored by the bank and returned to Lessor, Lessee agrees to promptly replace said check with a Cashier's Check and additionally pay the 5X Late payment charge. Said charge shall accrue each and every month until the monthly rent for which it was first applied has been paid.

          Twentieth: Chronic Default Provision: If Lessee has defaulted in the performance of any of its obligations under the Lease more than three (3) times during the past twelve month period, then such default will constitute a separate default under the Lease that can not be cured, giving the Lessor the right to exercise its default remedies, including termination.

          Twenty First: Assignment and/or Sublease In the event Lessee does assign or subleases this Lease with Lessor's prior written approvaL, Lessor will prepare the Assignment or Sublease document and Lessee shall pay Lessor $1.000.00 for services rendered in processing said Assignment or Subletting and interviewing and checking references of the Assignee or Sublessee.

          Twenty Second: Common Area Maintenance (CAM): The following procedure applies during the Lease term or extension thereof to parking and common areas:

          (a) The term "shopping center" means the entire area within the outer property limits as shown in Exhibit "A", and all other pieces and parcels of land at any time and from time to time designated by Lessor for use as part of the shopping center. Any portion of the shopping center that may be taken by eminent domain, private purchase in lieu of eminent domain, or dedicated for public use, upon such taking, purchase or dedication, shall be excluded. Any additional property designated by Lessor for use as part of the shopping center shall be included until such designation shall be revoked by Lessor.

          During the term of this Lease, Lessor shall operate, manage, and maintain all parking area, roads, and accommodation areas within the shopping center. The manner in which such areas and facilities shall be maintained and the expenditures for maintenance shall be at the sole discretion of Lessor, and the use of such areas and facilities shall be subject to such reasonable regulations and changes that Lessor shall make from time to time, including, without limitation, the right to close, if necessary, alt or any portion of such areas, roads, or facilities to such extent as may be legally sufficient in the opinion of Lessor's counsel to prevent a dedication thereof.
          Lessor hereby grants to Lessee during the term of this Lease the right to use, for the benefit of Lessee and Lessee's officers, employees, agents, customers, and invitees, in common with others entitled to such use, all common areas, including the accommodation areas, the parking areas, and roads, subject to any rights, powers, and privileges reserved to the Lessor.

          (b) Within the Limits of the shopping center, Lessor shall hard surface, mark, properly drain, adequately Light, and landscape a parking area or areas having a minimum capacity of eighty (80) automobiles of American make, Lessor reserves the right to change the parking areas and parking layout from time to time, but not the minimum number of parking stalls.

          Cc) Lessor reserves the right to promulgate such reasonable rules and regulations relative to the use of the parking areas, roads, and accommodation areas, in any part or parts thereof, as Lessor may deem appropriate and for the best interest of the Lessee. Lessee shall abide by such rules and cooperate in their observance. The rules and regulations shall be binding upon Lessee upon delivery of a copy of them to Lessee. The rules and regulations may be amended by Lessor from time to time, with or without advance notice, and all amendments shall be effective upon delivery of a copy of them to Lessee.

          (d) In addition to fixed rent, Lessee shall pay upon demand, but not more often than once each calendar month, Lessee's proportionate share of all costs and expenses of maintaining and operating the parking area, accommodation areas, "Gateway Center" electric sign, delivery systems, and all other common areas. Lessee's proportionate share shall be determined by the ratio which the floor area of Lessee's premises bear to the greater of the occupied total floor area in the shopping center from time to time rented or occupied by all occupants, whether as Lessees or as Lessors. Lessee's current share is estimated to be $505.00 per month: Lessee's % is 25.6%.

          (e) Operating and maintenance costs shall include all costs and expenses of operating and maintaining parking and accommodation areas in such manner as Lessor may from time to time deem appropriate and for the best interests of the lessees of the shopping center, including, without limitation, labor, compensation insurance, payroll taxes, materials, property management, supplies, and all other costs of operating, repairing, lighting, cleaning, painting, gardening, removing of rubbish or debris, policing and inspecting; all costs, other than those which are properly charged to capital account under generally accepted accounting principles, of replacing curbs, concrete walkways, remarking, directional or other signs, landscaping, drainage, and lighting facilities. There shall be excluded general real estate taxes and special assessments, the costs of construction of improvements to such common areas, which is properly chargeable to capital account, and depreciation of original. cost of construction of such common areas.

          Lessee's share of such costs and expenses may be estimated by Lessor, subject to adjustment and future billing to Lessee. Costs and expense shall be,computed on an accrual basis under generally accepted accounting principles. On or before March 31st of each year, Lessor shall determine (and furnish to Lessee a statement showing in reasonable detail) such costs and expenses during the preceding year ending December 31st. To the extent Lessee's proportionate share of all. such costs and expenses is greater or less than the sum actually billed to and paid by Lessee during the year, the difference shall be billed to and paid by Lessee or refunded to Lessee, as the case may be.

          Twenty Third:Mechanic's Liens: Lessee shall not do or suffer anything to be done whereby the land and building of which the demised premises are a portion thereof may be encumbered by any mechanic's liens, and Lessee shall, whenever and as often as any mechanic's lien is filed against said land and building purporting to be for labor or material furnished to Lessee, discharge the same of record within ten days after the date of filing. Upon the commencement of any work or alteration or repair in or about the demised premises at any time during the term hereof, Lessee agrees to immediately notify Lessor thereof in writing.
          Twenty Fourth: Signs: Lessee shall have the right, at Lessee's sole cost and expense, to place signs on up to three sides of the building. Said signs may be electrified and lighted and should be professionally designed, manufactured and installed.

Lessee may have a professionally designed, manufactured, and installed lighted, fixed, double sided sign(s) placed on the existing pole sign shown on Exhibit "A". Lessee shall have exclusive rights to this pole sign and agrees not to install a sign which moves, rotates, or flashes.

Within Twenty (20) days from the execution of this Lease, Lessee shall submit to Lessor preliminary sign plans for all of Lessee's proposed signage for the building and for the pole sign. Lessee must obtain Lessor's prior written consent before any signs are constructed and installed. No signs will be painted on the facade, facia or building at any time (except on windows with Lessor's prior written approval).

          Twenty Fifth: Arbitration: Either party may require the arbitration of any matter arising under or In connection with this Lease except rent or non-payment of rent, and nothing herein set forth shall be deemed or construed to authorize the abatement of any unlawful detainer action to include percentage rent and payments required to be made by tenant for taxes, insurance, operational costs, common area maintenance, parking, utilities, and trash collection under the provisions of this Lease.

Arbitration shall be initiated and required by giving written notice specifying the matter to be arbitrated. If action is already pending on any matter concerning which the notice is given, the notice shall be ineffective unless given before the expiration of thirty days after service of process on the person giving the notice. The arbitrator or arbitrators shall be bound by this Lease. Pleadings in any action pending on the same matter shall, if the arbitration is required or consented to, be deemed amended to limit the Issues to those contemplated by the rules prescribed above. The non-prevailing party shall pay the cost of arbitration including arbitrators' fees. Attorneys' fees shell be awarded as separately provided in this Lease.

Appointment of appraisers shall be made in the manner required for the appointment of arbitrators by the rules and procedures of the American Arbitration Association, unless expressly provided to the contrary in applicable provisions of this Lease, provided that neither party may require appraisal of any matter for which appraisal is not specified in the applicable provision of this Lease.

          Twenty Sixth: Brokers: Lessee warrants that it has had no dealings with any real estate broker or agents in connection with the negotiation of this Lease excepting only H. B. Drollinger Co. and it knows of no other real estate broker or agent who is entitled to a commission in connection with this Lease.

          Twenty Seventh: Condition of Premises: Lessee has inspected the premises and agrees to accept the premises in "as is" condition with the exception that Lessor shall warrant that the roof and the HVAC system is in normal working condition and that the premises are termite free. Any improvements not mentioned herein shall be at the sole expense of the Lessee. Providing Lessee has a bi-monthy preventative maintenance contract with a HVAC service contractor, in the event that a new comp-ressor is required during the first twelve months of the Lease, Lessor will be notified and will order and pay for the installation of a new compressor.

          Twenty Eight: Lessees' Improvements: Lessee at his expense will complete the improvements and decorating of the interior of the premises, including but not limited to painting, floor covering, construction of interior partitioned walls, additional electrical, lighting and plumbing work. All said work by Lessee must be paid in full within 10 days of completion of the full job. Lessee will hold Lessor harmless of liens and claims of any nature arising from said work ordered by Lessees. Lessee's Public Liability policy required in
Article 16th of this Lease must be in effect, with a certificate of Insurance being handed to H. B. Drollinger Co. prior to any work being done to the premises. All Lessee improvements that are attached to the building shall remain on the building and become the property of the Lessor at the termination of this Lease.

          Twenty Ninth: HVAC Maintenance: Lessor shall provide to tenant the use of the existing heating and air conditioning (HVAC) unit. The maintenance of said HVAC unit shall be at the expense of and solely the responsibility of the Lessee. Lessee agrees to contract with a qualified and reputable HVAC contractor for a bi-monthly (bi-monthly In this case refers to service every two (2) months) preventative maintenance program. Lessee shall deliver to Lessor evidence of the above stated bi-monthly HVAC preventative maintenance contract. Lessor further recommends that Lessee contract for the said bi-monthly preventative maintenance program with Sid's Air Conditioning, 5654 W. Pico BLvd., Los AngeLes, CA 90019, (213) 930-2560.

    Lessor and Lessee expressly understand and agree that the terms of this Lease are of a confidential nature, and each hereby agrees not to divulge the terms of this Lease to any other firm, person or entity, except that Lessor shall have the right to divulge such information to any Lender or Purchaser, or prospective Lender or Purchaser, and to their authorized representatives. Any violation of this condition shall result in an immediate rent raise to the building's then asking rental rate.

      Each and all of the provisions hereof shall be binding upon and inure to the benefit of the heirs, executors, administrators, successors and assigns of the Lessor, and the heirs, executors and administrators of the Lessee, and the successors or assign of the Lessee, if any assigruent be made with the consent in writing of the Lessor.

      Where the term "Lessor" or "Lessee" is hereinbefore used, the same shall apply to the plural, if necessary, and all terms used in the singular, or in the masculine gender, shall apply to the plural or to feminine or neuter genders where the context so requires.

      IN WITNESS WHEREOF the parties have hereunto set their hands and seals the day and year first above written.

LESSOR: Gateway Center                        LESEE:

By:  /s/ HAROLD JAY                           By:  /s/ ALFONSO HERNANDEZ, JR.
         ----------                                    ----------------------
         HAROLD JAY                                    ALFONSO HERNANDEZ, JR.
         PARTNER                                       PRESIDENT

By:  /s/ HOWARD B. DROLLINGER
         --------------------
         HOWARD B. DROLLINGER
         PARTNER