Form 10QSB
period 2001-03-31
EIGHT BALL CORP DBA WESTCHESTER SPORTS GRILL
filed 2001-06-21
CIK 1070512

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001.

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

           Class:                   Outstanding at March 31, 2001:
Common Stock, $.001 par value                  150,000 shares

Transitional Small Business Disclosure Format (check one):
YES [ ]   NO [X]


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                             EIGHT BALL CORPORATION

                              Financial Statements


                                 March 31, 2001
                                December 31, 2000
                                December 31, 1999



                                    CONTENTS




                                                              Page
                                                              ------
 Independent Accountant's Report                                3

 Financial Statements

       Balance Sheets                                           4

       Statements of Operations                                 5-6

       Statements of Stockholders' Equity                       7

       Statements of Cash Flows                                 8-9

       Notes to Financial Statements                            10-11

                          INDEPENDENT AUDITOR'S REPORT


         Board of Directors
         Eight Ball Corporation
         Las Vegas, Nevada


         I have audited the accompanying balance sheet of Eight Ball Corporation as of March 31, 2001 and December 31, 2000 and as of December 31, 1999 and the related statements of operations, stockholders' equity and cash flows for the three month period and the years then ended. These financial statements are the responsibility on the Company's management. My responsibility is to express an opinion on these financial statements.

         I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principals used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

         In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eight Ball Corporation at March 31, 2001 and at December 31, 2000 and as of December 31, 1999 and the results of their operations and their cash flows for the three month period and years then ended in conformity with generally accepted accounting principals.


         /s/ KURT D. SALIGER, C.P.A.
         ---------------------------
             KURT D. SALIGER, C.P.A.
             CERTIFIED PUBLIC ACCOUNTANT


         May 11, 2001
         Las Vegas, Nevada

                             EIGHT BALL CORPORATION
                                 BALANCE SHEETS


                                                                       March 31,         December 31,          December 31,
                                                                            2001                 2000                  1999
                                                              ------------------    -----------------     -----------------

                                     ASSETS

          CURRENT ASSETS
               Cash                                           $            3,789    $             109     $             245
               Inventory                                      $           14,875    $          13,984     $           9,702
               Accounts receivable                                             0                    0                     0
                                                              ------------------    -----------------     -----------------

                      TOTASL CURRENT ASSETS                   $           18,664    $          14,093     $           9,947


          PROPERTY AND EQUIPMENT, NET                         $           18,075    $          18,861     $          22,005
          OTHER ASSETS                                        $                0    $               0     $               0
                                                               -----------------    -----------------     -----------------

                                     TOTAL ASSETS             $           36,739    $          32,954     $          31,952
                                                              ==================    =================     =================

                                                      LIABILITIES AND STOCKHOLDERS' EQUITY
          CURRENT LIABILITIES
               Accounts payable                               $           36,975    $          36,969     $          28,173
               Accrued liabilities                            $           28,825    $          28,825     $          29,738
               Current Portion, Long Term Debt                $                0    $               0     $          31,000
                                                               -----------------     ----------------      ----------------

                      TOTAL CURRENT LIABILITIES               $           65,800    $          65,794     $          57,911

          LONG TERM DEBT                                      $                0    $               0     $               0
          STOCKHOLDERS' EQUITY
               Common stock: $.001 par value
               authorized 50,000,000 shares;
               issued and outstanding
               150,000 shares                                 $              150    $             150     $             150

               Additional Paid In Capital                     $           74,850    $          74,850     $          74,850

               Retained Earnings (deficit)                    $         (104,061)   $        (107,840)    $        (100,959)
                                                               ------------------    -----------------     -----------------

               TOTAL STOCKHOLDERS' EQUITY                     $          (29,061)   $         (32,840)    $         (25,959)
                                                              --------------------  ------------------    ------------------

                                     Total liabilities and
                                     stockholders' equity     $           36,739    $          32,954     $          31,952
                                                              ==================    =================     =================


         See Accompanying Notes to Financial Statements.

                             EIGHT BALL CORPORATION
                             STATEMENT OF OPERATIONS


                                                              For the three months ended         For the three months ended
                                                                      March 31,                           March 31,
                                                                       2001                                   2000
                                                              --------------------------         --------------------------


       REVENUES                                               $      95,081                      $      70,022
       COST OF REVENUES                                             (51,243)                     $     (28,444)
                                                              --------------                      -------------

             GROSS PROFIT                                     $      43,838                      $      41,578

       OPERATING EXPENSES
             Selling, general and administrative              $      39,273                      $      40,828
             Depreciation                                     $         786                      $         786
                                                               ------------                       ------------

             TOTAL OPEATING EXPENSES                          $      40,059                      $      41,614
                                                              -------------                      -------------

             INCOME (LOSS) FROM OPERATIONS                    $       3,779                      $         (36)

       OTHER INCOME (EXPENSES)
             Gain on sale of assets                           $           0                      $           0
             Interest expense                                 $           0                      $           0
                                                               ------------                       ------------


       INCOME (LOSS) BEFORE INCOME TAXES                      $       3,779                      $         (36)
             Income Taxes                                     $           0                      $           0
                                                              -------------                      -------------

             NET PROFIT (LOSS)                                $       3,779                      $         (36)
                                                              =============                      ==============


             NET PROFIT (LOSS) PER SHARE                      $      0.0252                      $     (0.0002)
                                                              =============                      ==============

             AVERAGE NUMBER OF                                      150,000                            150,000
                                                              =============                      =============
             SHARES OF COMMON
             STOCK OUTSTANDING




         See Accompanying Notes to Financial Statements.

                             EIGHT BALL CORPORATION
                             STATEMENT OF OPERATIONS


                                                              For the year ended                 For the year ended
                                                              December 31,                       December 31,
                                                              2000                               1999
                                                              -------------                      ------------------------------


       REVENUES                                               $     306,193                      $     163,511
       COST OF REVENUES                                       $    (141,650)                     $     (76,190)
                                                               -------------                      -------------

             GROSS PROFIT                                     $     164,543                      $      87,321

       OPERATING EXPENSES

             Selling, general and administrative              $     168,280                      $     119,165
             Depreciation                                     $       3,144                      $       6,288
                                                               ------------                       ------------

             TOTAL OPEATING EXPENSES                          $     171,424                      $     125,453
                                                              -------------                      -------------

             INCOME (LOSS) FROM OPERATIONS                    $      (6,881)                     $     (38,132)

       OTHER INCOME (EXPENSES)
             Gain on sale of assets                           $           0                      $           0
             Interest expense                                 $           0                      $           0
                                                               ------------                       ------------

       INCOME (LOSS) BEFORE INCOME TAXES                      $      (6,881)                     $     (38,132)
             Income Taxes                                     $           0                      $           0
                                                              -------------                      -------------

             NET PROFIT (LOSS)                                $      (6,881)                     $     (38,132)
                                                              ==============                     ==============


             NET PROFIT (LOSS) PER SHARE                      $     (0.0459)                     $     (0.2542)
                                                              ==============                     ==============

             AVERAGE NUMBER OF                                      150,000                            150,000
                                                              =============                      =============
             SHARES OF COMMON
             STOCK OUTSTANDING



        See Accompanying Notes to Financial Statements

                             EIGHT BALL CORPORATION
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    For The Three Months Ended March 31, 2001


                                                                        Common Stock
                                                                        ------------
                                                                                                 Additional          Retained
                                                              Number of                          Paid in             Earnings
                                                              Shares             Amount          Capital              (Deficit)
                                                              ---------         ---------        -----------         ----------


          October 9, 1997                                     50,000            $      50        $    49,950
          Issued for cash

          Net (Loss) for the period
           October 9, 1997 (Inception)
           to December 31, 1997                                                                                     $       (1,227)
                                                              ---------         ---------        -----------        ---------------

          Balance December 31, 1997                           50,000            $      50        $    49,950        $       (1,227)

          September 15, 1998 public offering
          Regulation D issued for cash                        100,000           $     100        $    24,900

          Net (Loss) January 1, 1998 to
          December 31, 1998                                                                                         $      (61,600)
                                                              ---------         ---------        -----------         ---------------

          Balance December 31, 1998                           150,000           $     150        $    74,850        $      (62,827)

          Net (Loss) January 1, 1999 to
          December 31 1999                                                                                          $      (38,132)
                                                              ---------         ---------        -----------        ---------------

          Balance December 31, 1999                           150,000           $     150        $    74,850        $     (100,959)


          Net (Loss) January 1, 2000 to
          December 31, 2000                                                                                         $       (6,881)
                                                              ---------         ---------        -----------        ---------------

          Balance December 31, 2000                           150,000           $     150        $    74,850        $     (107,840)


          Net Income January 1, 2001 to
          March 31, 2001                                                                                            $        3,779
                                                              ---------         ---------        -----------        ---------------

          Balance March 31, 2001                              150,000           $    150         $    74,850        $     (104,061)
                                                              =========         =========        ===========        ===============



         See Accompanying Notes to Financial Statements.

                             EIGHT BALL CORPORATION
                            STATEMENTS OF CASH FLOWS



                                                              For the three months ended         For the three months ended
                                                                  March 31,                               March 31,
                                                                  2001                                    2000
                                                              ------------------                 --------------------------


CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                                             $       3,779                      $         (36)
Adjustments to reconcile net income (loss) to cash
provided by operating activities:
   Depreciation                                               $         786                      $         786
   Decrease in accounts receivable                            $           0                      $           0
   Increase in inventory                                      $        (891)                     $      (2,740)
   Increase in accounts payable                               $           6                      $     (11,350)
   Decrease in accrued liabilities                            $           0                      $      13,240
   Increase in accrued liabilities                            $           0                      $           0
                                                               ------------                      -------------


       Net cash provided by
          operating activities                                $       3,680                      $        (100)
                                                              -------------                      --------------


Cash Flows From Investing Activities
       Purchase of property & equipment                       $           0                      $           0
                                                               ------------                       ------------
       Net cash (used in)
          investing activities                                $           0                      $           0
                                                              -------------                      -------------

CASH FLOWS FROM FINANCING ACTIVITIES
       Issue common stock                                     $           0                      $           0
                                                               ------------                       ------------

       Net increase (decrease) in cash                        $       3,680                      $        (100)

       Cash, Beginning of period                              $         109                      $         245
                                                               ------------                      -------------

       Cash, Ending of period                                 $       3,789                      $         145
                                                              =============                      =============





         See Accompanying Notes to Financial Statements

                             EIGHT BALL CORPORATION
                            STATEMENTS OF CASH FLOWS


                                                              For the year ended                 For the  year ended
                                                                  December 31,                            December 31,
                                                                  2000                                    1999
                                                              ------------------                 ---------------------


CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                                             $      (6,881)                     $     (38,132)
Adjustments to reconcile net income (loss) to cash
provided by operating activities:
   Depreciation                                               $       3,144                              6,288
   Decrease in accounts receivable                            $           0                                  0
   Increase in inventory                                      $      (4,282)                     $      (3,042)
   Increase in accounts payable                               $       8,796                      $      21,639
   Decrease in accrued liabilities                            $           0                      $      12,851
   Increase in accrued liabilities                            $        (913)                     $           0
                                                               -------------                     -------------


       Net cash provided by
          operating activities                                $        (136)                     $        (396)
                                                              --------------                     --------------


CASH FLOWS FROM INVESTING ACTIVITIES

       Purchase of property & equipment                       $           0                      $           0
                                                               ------------                       ------------
       Net cash (used in)
          investing activities                                $           0                      $           0
                                                              -------------                      -------------

CASH FLOWS FROM FINANCING ACTIVITIES
       Issue common stock                                     $           0                      $           0
                                                               ------------                       ------------

       Net increase (decrease) in cash                        $        (136)                     $        (396)

       Cash, Beginning of period                              $         245                      $         641
                                                               ------------                      -------------

       Cash, Ending of period                                 $         109                      $         245
                                                              =============                      =============





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

         NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLOCIES

                  Accounting Method
                  The Company records income and expenses on the accrual method of accounting.


                  Estimates
                  The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                  Cash and Equivalents
                  For the statements of cash flows, all highly liquid assets with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 1999 and December 31, 200 and March 31, 2001.

                  Inventory
                  Inventories are stated at the lower cost (which approximates first-in, first-out cost) or market.

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

                             EIGHT BALL CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (continued)

                  NOTE 2 - SUMMARY OF SIGNIFICANT ACCONTING POLOCIES

                  Loss Per Share

                  Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128 Earnings Per Share." Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. As of March 31, 2001 and December 31, 2000 and 1999, the Company had no dilutive common stock equivalents such as stock options.

                  NOTE 3 - STOCKHOLDERS' EQUITY

                  The authorized common stock of Eight Ball Corporation consists of 50,000 shares with a par vale of $0.0001 per share.

                  On October 9, 1997, the Company issued 50,000 shares of its common stock for $50,000 cash

                  On September 15, 1998, the Company completed a public offering that was offered without registration under the Securities Act of 1933, as amended, in reliance upon exemption from registration from registration afforded by sections 4(2) and 2(b) of the Securities Act and Regulation D promulgated thereunder. The company sold 100,000 shares at a price of $0.04 per share for a total amount raised of $25,000.

                  NOTE 4 - COMMITMENTS AND CONTINGENCIES

                  Operating Leases

                  The Company leases retail space for its restaurant and pool hall. The facility lease is for a period of two years and five months. The lease provides a renewal option of two five year additional terms. Total rent expense was $15,000 for the year ended December 31, 1998. Total rent expense was $82,092 for the year ended December 31, 2000. Total rent expense was $16,982 for the three months ended March 31, 2001.

                  Estimated future minimum lease payments as of March 31, 2001 are as follows:

                           Year ending December 31, 2001        $56,076
                           Year ending December 31, 2002        $56,076
                           Year ending December 31, 2003        $56,076
                           Year ending December 31, 2004        $56,076
                           Year ending December 31, 2005        $18,692
                                                         -------------------
                                                                $242,996

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

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000.

         REVENUES. For the three months ended March 31, 2001, revenues were approximately $95,100, an increase of approximately $25,100, versus revenues of approximately $70,000 for the three months ended March 31, 2000. The increase in revenues for the 2001 period was due primarily to an increase in the average number of the Company's restaurant and bar patrons, as well as increased customer awareness of the Company.

         COSTS OF REVENUES. Costs of revenues increased from approximately $28,400 for the three months ended March 31, 2000 to $51,200 for the three months ended March 31, 2001, an increase of 81%. This increase was directly related to the increase in sales of 36%. Gross profits increased from approximately $41,600 for the three months ended March 31, 2000 to $43,800 for the three months ended March 31, 2001.

         OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES. Operating, general and administrative expenses decreased from approximately $40,800, an decrease of $1,500 or 4% for the three months ended March 31, 2000 as compared to approximately $39,300 for the three months ended March 31, 2001. This decrease in operating expenses for the three months ended March 31, 2001 occurred primarily due to cost controls by management.

         NET LOSSES. For the three months ended March 31, 2000, net losses from operations totaled approximately $36, compared to a net loss of approximately $3,800 for the three months ended March 31, 2001. This was due primarily to expansion of Westchester Sports Grill's dining and entertainment services.

         LIQUIDITY AND CAPITAL RESOURCES

         The ability of the Company to satisfy its obligations depends in part upon its ability to reach a profitable level of operations and, if needed, to procure short and long-term financing to continue development of its restaurant and entertainment operations through Westchester Sports Grill. There is no assurance that, if needed, short and long-term financing could be obtained to fulfill the Company's capital needs. If needed, the Company's management may offer short-term loans in order to provide liquidity for Westchester Sports Grill. In addition, if needed, the Company may attempt to sell additional common stock to meet its current and future capital needs. The Company currently does not have plans to obtain a line of credit from a financial institution, as it is currently able to continue operations of Westchester Sports Grill without additional financing. However, if the Company cannot maintain its operations through revenues obtained by Westchester Sports Grill, and could not obtain either short or long-term funding or funding through the sale of its common stock, the Company would be unlikely to continue its operations.

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

(a)      Exhibits.

Exhibit
Number            Description
--------------------------------------------------------------------------------

3.1               Articles of Incorporation of Eight Ball Corporation
                    (Incorporated by reference from Exhibit 3.1 of Form 10-QSB filed March 12, 2001).

3.2               Bylaws of Eight Ball Corporation
                    (Incorporated  by reference  from Exhibit 3.2 of Form 10-QSB filed March 12, 2001).

10.1              Lease
                    (Incorporated by reference from Exhibit 10.1 of Form 10-KSB filed April 18, 2001).


(b)      Reports on Form 8-K.

         The Company filed a Form 8-K on January 16, 2001 regarding the delayed filing of its quarterly report on Form 10-QSB for the period ending
September 30, 2000, due to a change in legal services used by the Company.

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

Date:    June 21, 2001
         ----------------

/s/ ALFONSO HERNANDEZ, JR.
    ----------------------
    ALFONSO HERNANDEZ, JR.
    PRESIDENT
    EIGHT BALL CORPORATION,
    d/b/a Westchester Sports Grill