Form 10KSB/A
period 2000-12-31
EIGHT BALL CORP DBA WESTCHESTER SPORTS GRILL
filed 2001-07-31
CIK 1070512

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

Dependence on one or a few major customers

         The Company intends for its Westchester Sports Grill to serve the residential, Loyola University, commercial, and tourist communities in the surrounding area. The restaurant's immediate neighborhood is an industrial, heavy-traffic area. A police training center is in the vicinity of Westchester Sports Grill, as well as the Great Forum indoor arena with a maximum seating capacity of approximately 15,000 persons and the Los Angeles International Airport. Westchester Sports Grill's patronage has been non- seasonal.

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

/s/ KURT D. SALIGER, C.P.A.
    ----------------------
    KURT D. SALIGER, C.P.A.
    CERTIFIED PUBLIC ACCOUNTANT
    July 30, 2001
    Las Vegas, Nevada

                             EIGHT BALL CORPORATION
                                 BALANCE SHEETS



                                                           Dec. 31, 2000        Dec. 31, 1999
                                                           --------------       -----------------
                ASSETS
CURRENT ASSETS
        Cash                                               $       109          $        245
        Inventory                                          $    13,984          $      9,702
        Accounts Receivable                                $         0          $          0
                                                           --------------       -----------------
                TOTAL CURRENT ASSETS                       $    14,093          $      9,947

PROPERTY AND EQUIPMENT, NET                                $    18,861          $     22,005

OTHER ASSETS                                               $         0          $          0
                                                           --------------       -----------------
                        TOTAL ASSETS                       $    32,954          $     31,952
                                                           ==============       =================

        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
        Accounts Payable                                   $    36,969          $     28,173
        Accrued Liabilities                                $    28,825          $     29,738
        Current Portion, Long Term Debt                    $         0          $          0
                                                           --------------       -----------------
                TOTAL CURRENT LIABILITIES                  $    65,794          $     57,911

LONG-TERM DEBT                                             $         0          $          0

STOCKHOLDERS' EQUITY
        Common stock: $.001 par value
        authorized 50,000,000 shares; issued
        and outstanding 150,000 and
        150,000 shares, respectively                       $       150          $        150

        Additional Paid in Capital                         $    74,850          $     74,850

        Retained Earnings (Deficit)                        $  (107,840)         $   (100,959)
                                                           ---------------      -----------------
                TOTAL STOCKHOLDERS' EQUITY                 $   (32,840)         $    (25,959)
                                                           ---------------      -----------------
                        TOTAL LIABILITIES AND
                        STOCKHOLDERS' EQUITY               $    32,954          $     31,952
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
                                        ===========          ==============


     See Accompanying Notes to Financial Statements.

                             EIGHT BALL CORPORATION
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY For The Year
                      Ended December 31, 2000
                    And For the Year Ended December 31, 1999

                                       Common Stock
                                       -----------
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

                             EIGHT BALL CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 3 - INVENTORY

Inventories consist of the following:

                                        December 31,         December 31,
                                           2000                 1999
                                        ------------         ------------
Finished Goods                          $          0         $          0
Goods-in-process                        $          0         $          0
Raw materials                           $     13,984         $      9,702
                                        ------------         ------------
        Total inventories               $     13,984         $      9,702
                                        ============         ============

NOTE 4 - PROPERTY AND EQUIPMENT

The Company's property and equipment consist of the following:

                                        December 31,         December 31,
                                           2000                 1999
                                        ------------         ------------
Leasehold improvements                  $          0         $          0
Manufacturing equipment                 $          0         $          0
Computer equipment, office
  furniture and other                   $     31,436         $     31,436
                                        ------------         ------------
                                        $     31,436         $     31,436
Less:  Accumulated depreciation         $    (12,575)        $     (9,431)
                                        ------------         ------------
                                        $     18,861         $     22,005
                                        ============         ============

NOTE 5 - STOCKHOLDERS' EQUITY

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

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Operating leases

The Company leases retail space for its restaurant and pool hall. The facility lease is for a period of two years and five months. The lease provides a renewal option of two five-year additional terms. Total rent expense was $15,000 for the year ended December 31, 1998. Total rent expense was $82,092 for the year ended December 31, 2000.

Estimated future minimum lease payments as of December 31, 2000 are as follows:

Year ending December 31, 2001          $56,076

Year ending December 31, 2002          $56,076

Year ending December 31, 2003          $56,076

Year ending December 31, 2004          $56,076

Year ending December 31, 2005          $18,692
                                       --------
                                       $242,996

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

                             Eight Ball Corporation,
                         d/b/a/ Westchester Sports Grill
                    ----------------------------------------
                                  (Registrant)


Date:  July 30, 2001                        /s/ ALFONSO HERNANDEZ, JR.
                                                ----------------------
                                                ALFONSO HERNANDEZ, JR.
                                                PRESIDENT
                                                EIGHT BALL CORPORATION,
                                                d/b/a Westchester Sports Grill


          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  July 30, 2001                        /s/ JOHN HARRED
                                                -----------
                                                JOHN HARRED
                                                SECRETARY


Date:  July 30, 2001                        /s/ ALFONSO HERNANDEZ, SR.
                                                ----------------------
                                                ALFONSO HERNANDEZ, SR.
                                                DIRECTOR

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