Form 10QSB
period 2001-06-30
EIGHT BALL CORP DBA WESTCHESTER SPORTS GRILL
filed 2001-08-15
CIK 1070512

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001.

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

           Class:                   Outstanding at June 30, 2001:
Common Stock, $.001 par value                  150,000 shares

Transitional Small Business Disclosure Format (check one):
YES [ ]   NO [X]


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                             EIGHT BALL CORPORATION

                              Financial Statements


                                 June 30, 2001
                                December 31, 2000
                                December 31, 1999



                                    CONTENTS




                                                              Page(s)
                                                              ------
 Independent Accountant's Report                                3

 Financial Statements

       Balance Sheets                                           4

       Statements of Operations                                 5-7

       Statements of Stockholders' Equity                       8

       Statements of Cash Flows                                 9-11

       Notes to Financial Statements                            12-14

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Eight Ball Corporation
Las Vegas, Nevada


     I have audited the accompanying balance sheets of Eight Ball Corporation as of June 30, 2001 and as of December 31, 2000 and as of December 31, 1999 and the related statements of operations, stockholders' equity and cash flows for the six months and the years then ended. These financial statements are the responsibility on the Company's management. My responsibility is to express an opinion on these financial statements.

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

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eight Ball Corporation at June 30, 2001 and at December 31, 2000 and at December 31, 1999 and the results of their operations and their cash flows for the six month period and years then ended in conformity with generally accepted accounting principals.


         /s/ KURT D. SALIGER, C.P.A.
         ---------------------------
             KURT D. SALIGER, C.P.A.
             CERTIFIED PUBLIC ACCOUNTANT


         August 10, 2001
         Las Vegas, Nevada

                             EIGHT BALL CORPORATION
                                 BALANCE SHEETS


                                                                        June 30,         December 31,          December 31,
                                                                            2001                 2000                  1999
                                                              ------------------    -----------------     -----------------

                                     ASSETS

          CURRENT ASSETS
               Cash                                           $                0    $             109     $             245
               Inventory                                      $           16,247    $          13,984     $           9,702
               Accounts receivable                                             0                    0                     0
                                                              ------------------    -----------------     -----------------

                      TOTASL CURRENT ASSETS                   $           16,247    $          14,093     $           9,947


          PROPERTY AND EQUIPMENT, NET                         $           17,289    $          18,861     $          22,005
          OTHER ASSETS                                        $                0    $               0     $               0
                                                               -----------------    -----------------     -----------------

                                     TOTAL ASSETS             $           33,536    $          32,954     $          31,952
                                                              ==================    =================     =================

                                                      LIABILITIES AND STOCKHOLDERS' EQUITY
          CURRENT LIABILITIES
               Accounts payable                               $           41,975    $          36,969     $          28,173
               Accrued liabilities                            $           31,088    $          28,825     $          29,738
               Current Portion, Long Term Debt                $                0    $               0     $               0
                                                               -----------------     ----------------      ----------------

                      TOTAL CURRENT LIABILITIES               $           73,063    $          65,794     $          57,911

          LONG TERM DEBT                                      $                0    $               0     $               0
          STOCKHOLDERS' EQUITY
               Common stock: $.001 par value
               authorized 50,000,000 shares;
               issued and outstanding
               150,000 shares                                 $              150    $             150     $             150

               Additional Paid In Capital                     $           74,850    $          74,850     $          74,850

               Retained Earnings (deficit)                    $         (114,527)   $        (107,840)    $        (100,959)
                                                               ------------------    -----------------     -----------------

               TOTAL STOCKHOLDERS' EQUITY                     $          (39,527)   $         (32,840)    $         (25,959)
                                                              --------------------  ------------------    ------------------

                                     Total liabilities and
                                     stockholders' equity     $           33,536    $          32,954     $          31,952
                                                              ==================    =================     =================


         See Accompanying Notes to Financial Statements.

                             EIGHT BALL CORPORATION
                             STATEMENT OF OPERATIONS

                                                              For the six months ended           For the six months ended
                                                                       June 30,                            June 30,
                                                                       2001                                   2000
                                                              --------------------------         --------------------------


       REVENUES                                               $     189,223                      $     132,542
       COSTS OF REVENUES                                           (112,134)                     $     (53,841)
                                                              --------------                      -------------

             GROSS PROFIT                                     $      77,089                      $      78,701

       OPERATING EXPENSES
             Selling, general and administrative              $      82,204                      $      96,050
             Depreciation                                     $       1,572                      $       1,572
                                                               ------------                       ------------

             TOTAL OPEATING EXPENSES                          $      83,776                      $      97,622
                                                              -------------                      -------------

             INCOME (LOSS) FROM OPERATIONS                    $      (6,687)                     $     (18,921)

       OTHER INCOME (EXPENSES)
             Gain on sale of assets                           $           0                      $           0
             Interest expense                                 $           0                      $           0
                                                               ------------                       ------------


       INCOME (LOSS) BEFORE INCOME TAXES                      $      (6,687)                     $     (18,921)
             Income Taxes                                     $           0                      $           0
                                                              -------------                      -------------

             NET PROFIT (LOSS)                                $      (6,687)                     $     (18,921)
                                                              =============                      ==============


             NET PROFIT (LOSS) PER SHARE                      $     (0.0446)                     $     (0.1261)
                                                              =============                      ==============

             AVERAGE NUMBER OF                                      150,000                            150,000
                                                              =============                      =============
             SHARES OF COMMON
             STOCK OUTSTANDING



         See Accompanying Notes to Financial Statements.

                             EIGHT BALL CORPORATION
                             STATEMENT OF OPERATIONS


                                                              For the three months ended         For the three months ended
                                                                       June 30,                            June 30,
                                                                          2001                                2000
                                                              --------------------------         --------------------------


       REVENUES                                               $      94,142                      $      62,520
       COSTS OF REVENUES                                            (60,001)                     $     (25,397)
                                                              --------------                      -------------

             GROSS PROFIT                                     $      34,141                      $      37,123

       OPERATING EXPENSES
             Selling, general and administrative              $      42,931                      $      55,222
             Depreciation                                     $         786                      $         786
                                                               ------------                       ------------

             TOTAL OPEATING EXPENSES                          $      43,717                      $      56,008
                                                              -------------                      -------------

             INCOME (LOSS) FROM OPERATIONS                    $      (9,576)                     $     (18,921)

       OTHER INCOME (EXPENSES)
             Gain on sale of assets                           $           0                      $           0
             Interest expense                                 $           0                      $           0
                                                               ------------                       ------------


       INCOME (LOSS) BEFORE INCOME TAXES                      $      (9,576)                     $     (18,921)
             Income Taxes                                     $           0                      $           0
                                                              -------------                      -------------

             NET PROFIT (LOSS)                                $      (9,576)                     $     (18,921)
                                                              =============                      ==============


             NET PROFIT (LOSS) PER SHARE                      $     (0.0638)                     $     (0.1261)
                                                              =============                      ==============

             AVERAGE NUMBER OF                                      150,000                            150,000
                                                              =============                      =============
             SHARES OF COMMON
             STOCK OUTSTANDING




         See Accompanying Notes to Financial Statements.

                             EIGHT BALL CORPORATION
                             STATEMENT OF OPERATIONS


                                                              For the year ended                 For the year ended
                                                              December 31,                       December 31,
                                                              2000                               1999
                                                              -------------                      ------------------------------


       REVENUES                                               $     306,193                      $     163,511
       COSTS OF REVENUES                                      $    (141,650)                     $     (76,190)
                                                               -------------                      -------------

             GROSS PROFIT                                     $     164,543                      $      87,321

       OPERATING EXPENSES

             Selling, general and administrative              $     168,280                      $     119,165
             Depreciation                                     $       3,144                      $       6,288
                                                               ------------                       ------------

             TOTAL OPEATING EXPENSES                          $     171,424                      $     125,453
                                                              -------------                      -------------

             INCOME (LOSS) FROM OPERATIONS                    $      (6,881)                     $     (38,132)

       OTHER INCOME (EXPENSES)
             Gain on sale of assets                           $           0                      $           0
             Interest expense                                 $           0                      $           0
                                                               ------------                       ------------

       INCOME (LOSS) BEFORE INCOME TAXES                      $      (6,881)                     $     (38,132)
             Income Taxes                                     $           0                      $           0
                                                              -------------                      -------------

             NET PROFIT (LOSS)                                $      (6,881)                     $     (38,132)
                                                              ==============                     ==============


             NET PROFIT (LOSS) PER SHARE                      $     (0.0459)                     $     (0.2542)
                                                              ==============                     ==============

             AVERAGE NUMBER OF                                      150,000                            150,000
                                                              =============                      =============
             SHARES OF COMMON
             STOCK OUTSTANDING



        See Accompanying Notes to Financial Statements

                             EIGHT BALL CORPORATION
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     For The Six Months Ended June 30, 2001


                                                                        Common Stock
                                                                        ------------
                                                                                                 Additional          Retained
                                                              Number of                          Paid in             Earnings
                                                              Shares             Amount          Capital             (Deficit)
                                                              ---------         ---------        -----------         ----------


          October 9, 1997                                     50,000            $      50        $    49,950
          Issued for cash

          Net (Loss) for the period
           October 9, 1997 (Inception)
           to December 31, 1997                                                                                     $       (1,227)
                                                              ---------         ---------        -----------        ---------------

          Balance December 31, 1997                           50,000            $      50        $    49,950        $       (1,227)

          September 15, 1998 public offering
          Regulation D issued for cash                        100,000           $     100        $    24,900

          Net (Loss) January 1, 1998 to
          December 31, 1998                                                                                         $      (61,600)
                                                              ---------         ---------        -----------         ---------------

          Balance December 31, 1998                           150,000           $     150        $    74,850        $      (62,827)

          Net (Loss) January 1, 1999 to
          December 31 1999                                                                                          $      (38,132)
                                                              ---------         ---------        -----------        ---------------

          Balance December 31, 1999                           150,000           $     150        $    74,850        $     (100,959)


          Net (Loss) January 1, 2000 to
          December 31, 2000                                                                                         $       (6,881)
                                                              ---------         ---------        -----------        ---------------

          Balance December 31, 2000                           150,000           $     150        $    74,850        $     (107,840)


          Net Income January 1, 2001 to
          June 30, 2001                                                                                             $       (6,687)
                                                              ---------         ---------        -----------        ---------------

          Balance June 30, 2001                               150,000           $    150         $    74,850        $     (114,527)
                                                              =========         =========        ===========        ===============



         See Accompanying Notes to Financial Statements.

                             EIGHT BALL CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                              For the six months ended           For the six months ended
                                                                  June 30,                                June 30,
                                                                  2001                                    2000
                                                              ------------------                 --------------------------


CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                                             $      (6,687)                     $     (18,921)
Adjustments to reconcile net income (loss) to cash
provided by operating activities:
   Depreciation                                               $       1,572                      $       1,572
   Decrease in accounts receivable                            $           0                      $           0
   Increase in inventory                                      $      (2,263)                     $      (2,740)
   Increase in accounts payable                               $       5,006                      $       7,314
   Decrease in accrued liabilities                            $           0                      $           0
   Increase in accrued liabilities                            $       2,263                      $      13,240
                                                               ------------                      -------------


       Net cash provided by
          operating activities                                $        (109)                     $         465
                                                              -------------                      --------------


Cash Flows From Investing Activities
       Purchase of property & equipment                       $           0                      $           0
                                                               ------------                       ------------
       Net cash (used in)
          investing activities                                $           0                      $           0
                                                              -------------                      -------------

CASH FLOWS FROM FINANCING ACTIVITIES
       Issue common stock                                     $           0                      $           0
                                                               ------------                       ------------

       Net increase (decrease) in cash                        $        (109)                     $         465

       Cash, Beginning of period                              $         109                      $         245
                                                               ------------                      -------------

       Cash, Ending of period                                 $           0                      $         710
                                                              =============                      =============



         See Accompanying Notes to Financial Statements

                             EIGHT BALL CORPORATION
                            STATEMENTS OF CASH FLOWS


                                                              For the three months ended         For the three months ended
                                                                  June 30,                                June 30,
                                                                  2001                                    2000
                                                              ------------------                 --------------------------


CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                                             $      (9,576)                     $     (18,921)
Adjustments to reconcile net income (loss) to cash
provided by operating activities:
   Depreciation                                               $         786                      $         786
   Decrease in accounts receivable                            $           0                      $           0
   Increase in inventory                                      $       1,372                      $      (2,740)
   Increase in accounts payable                               $       5,000                      $      21,440
   Decrease in accrued liabilities                            $      (1,371)                     $           0
   Increase in accrued liabilities                            $           0                      $           0
                                                               ------------                      -------------


       Net cash provided by
          operating activities                                $      (3,789)                     $         565
                                                              -------------                      --------------


Cash Flows From Investing Activities
       Purchase of property & equipment                       $           0                      $           0
                                                               ------------                       ------------
       Net cash (used in)
          investing activities                                $           0                      $           0
                                                              -------------                      -------------

CASH FLOWS FROM FINANCING ACTIVITIES
       Issue common stock                                     $           0                      $           0
                                                               ------------                       ------------

       Net increase (decrease) in cash                        $      (3,789)                     $         565

       Cash, Beginning of period                              $       3,789                      $         145
                                                               ------------                      -------------

       Cash, Ending of period                                 $           0                      $         710
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

                  Estimates
                  ---------
                  The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                  Cash and Equivalents
                  --------------------
                  For the statements of cash flows, all highly liquid assets with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 1999 and December 31, 200 and June 30, 2001.

                  Inventory
                  ---------
                  Inventories are stated at the lower cost (which approximates first-in, first-out cost) or market.

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

                             EIGHT BALL CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (continued)

         NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  Loss Per Share

                  Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share."Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. As of June 30, 2001 and December 31, 2000 and 1999, the Company had no dilutive common stock equivalents such as stock options.


         NOTE 3 - INVENTORY

                  Inventories consist of the following:

                                                December 31,     December 31,
                                                2000             1999
                                                -----------      -----------
                        Finished Goods          $         0      $         0
                        Goods-in-process        $         0      $         0
                        Raw materials           $    13,984      $     9,702
                                                -----------      -----------
                            Total inventories   $    13,984      $     9,702
                                                ===========      ===========

         NOTE 4 - PROPERTY AND EQUIPMENT

                  The Company's property and equipment consisted of the following:

                                                December 31,     December 31,
                                                2000             1999
                                                -----------      -----------
                        Leasehold Improvements  $         0      $         0
                        Manufacturing equipment $         0      $         0
                        Computer equipment,
                        office furniture and
                        other                   $    31,436      $    31,436
                                                -----------      -----------
                                                $    31,436      $    31,436
                        Less:  Accumulated
                               depreciation     $   (12,575)     $    (9,431)
                                                -----------      -----------
                                                $    18,861      $    22,005
                                                ===========      ===========

                             EIGHT BALL CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (continued)

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

         NOTE 6 - COMMITMENTS AND CONTINGENCIES

                  Operating Leases

                  The Company leases retail space for its restaurant and pool hall. The facility lease is for a period of two years and five months. The lease provides a renewal option of two five year additional terms. Total rent expense was $15,000 for the year ended December 31, 1998. Total rent expense was $82,092 for the year ended December 31, 2000. Total rent expense was $33,964 for the six months ended June 30, 2001.

                  Estimated future minimum lease payments as of June 30, 2001 are as follows:

                           Year ending December 31, 2001        $28,038
                           Year ending December 31, 2002        $56,076
                           Year ending December 31, 2003        $56,076
                           Year ending December 31, 2004        $56,076
                           Year ending December 31, 2005        $18,692
                                                         -------------------
                                                               $214,958

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL OVERVIEW

         The Registrant, Eight Ball Corporation, is a Nevada corporation formed on October 9, 1997. It is currently doing business as Westchester Sports Grill. Westchester Sports Grill is located at 5630 West Manchester Boulevard, Los Angeles, California, 90045. Since its opening in July of 1998, Westchester Sports Grill has served the residential, university, commercial, and tourist communities in its surrounding areas. Westchester Sports Grill provides dining, including alcoholic beverages, and entertainment services to its customers. Westchester Sports Grill's niche is in providing:

     o live bands performing Hispanic dance music, with dancing areas

     o sports-oriented entertainment including video games, billiard tables, and television monitors showing sports events and news

     o restaurant dining that provides a hint of Mexican flavor to an American cuisine

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

COMPARISON OF THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000.

         REVENUES.  Revenues increased for the three and six months ended
June 30, 2001 by approximately $31,600 or 50.6% and $56,680 or 42.8%
respectively, over the same periods of the prior year. This increase during the 2001 periods was due primarily to an increase in the average number of the Company's restaurant and bar patrons, as well as increased customer awareness of the Company.

         COSTS OF REVENUES. Costs of revenues increased for the three and six months ended June 30, 2001 by approximately $34,600 or 136% and $58,300 or 108% respectively, over the same periods of the prior year. The increases during the 2001 periods were directly related to the increases in sales during the 2001 periods. Gross profits decreased for the three and six months ended June 30, 2001 from approximately $37,120 to $34,140 and $78,700 to $77,090, respectively, due primarily to increased costs of revenues during the 2001 periods.

         OPERATING EXPENSES. Operating expenses decreased for the three and six months ended June 30, 2001 by approximately $12,290 or 21.9% and $13,850 or 14.2%, respectively, over the same periods of the prior year. The decreases in operating expenses for the 2001 periods occurred primarily from cost controls by management, resulting in decreased administrative expenses.

         NET LOSSES. For the three and six months ended June 30, 2001, net losses totaled approximately $9,580 and $6,690 respectively, compared to net losses of approximately $18,920 and $18,920 for the comparable periods in 2000. The decreases during the 2001 periods were due primarily to increased revenues and decreased operating expenses.

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

         ASSETS AND LIABILITIES. As of the six months ended June 30, 2001, the Company had assets of approximately $33,540 compared to $32,950 as of December 31, 2000. The increase of assets in 2001 was due primarily to an increase in raw materials in inventory. The Company's current liabilities increased to $73,060 for the six months ended June 30, 2001 compared to $65,790 as of the end of December 31, 2000. This increase was due mainly to an increase in accounts payable and accrued liabilities during the 2001 period.

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

Date:    August 15, 2001
         ----------------

/s/ ALFONSO HERNANDEZ, JR.
    ----------------------
    ALFONSO HERNANDEZ, JR.
    PRESIDENT
    EIGHT BALL CORPORATION,
    d/b/a Westchester Sports Grill