Form 10KSB
period 2001-12-31
EIGHT BALL CORP DBA WESTCHESTER SPORTS GRILL
filed 2002-02-13
CIK 1070512

`




                                   UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   Form 10-KSB

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934


           For the fiscal year ended December 31, 2001.
                         -----------------

[ ] Transition Report Under Section 13 or 15(d) of the Securities
Exchange Act
    of 1934.

  For the transition period from __________ to __________.


            Commission File Number: 000-26211
                       ---------

                EIGHT BALL CORPORATION,
            d/b/a/ Westchester Sports Grill
         --------------------------------------------
         (Name of small business issuer in its charter)

          Nevada                               95-4666270
-------------------------------             -----------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)

  5630 West Manchester Boulevard
     Los Angeles, California                       90045
-----------------------------------         --------------------
(Address of principal executive offices)         (Zip Code)

                             (310) 670-2366
              ----------------------------------------------------
                           (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act: None.

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value per share, 50,000,000 shares authorized, 150,000 issued and outstanding as of December 31, 2001.

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Check if there is no disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $325,041.



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


PAGE

----

PART I

Item 1.  Description of Business......................................
1
Item 2.  Description of Property......................................
3
Item 3.  Legal Proceedings....................    3
Item 4.  Submission of Matters to a Vote of
Security Holders..............................    3

PART II

Item 5.  Market for Common Equity and Related Stockholder
Matters.........................................  4
Item 6.  Management's Discussion and Analysis or Plan of
Operation......................................   4
Item 7.  Financial Statements.....................................   6
Item 8.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure............. 14

PART III

Item 9.  Directors, Executive Officers, Promoters and Control
Persons; Compliance with Section 16(a) of the
Exchange Act..................................... 14
Item 10. Executive Compensation....................................  15
Item 11. Security Ownership of Certain Beneficial Owners
and management................................... 16
Item 12. Certain Relationships and Related
Transactions....................................  16
Item 13. Exhibits and Reports on Form
8-K.............................................  17

SIGNATURES   ...................................  18

EXHIBIT 10.1....................................  19


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

 live bands  performing  Hispanic  dance  music,  with  dancing  areas;

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted during the fourth quarter of 2001 to a vote of security holders through the solicitation of proxies or otherwise.

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

Holders

         As of December 31, 2001, there were 29 shareholders of the Company's Common Stock.

Dividends

         The Company has not paid any dividends to date, and has no plans to do so in the immediate future.

Recent Sales of Unregistered Securities

         The Company did not sell any equity securities, including its common stock, during the year ended December 31, 2001.

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000.

           REVENUES. For the year ended December 31, 2001, revenues were approximately $325,041, an decrease of approximately $20,000, versus revenues of approximately $306,193 for the year ended December 31, 2000. The decrease in revenues for the 2001 period was due primarily to an decrease in the average number of the Company's restaurant and bar patrons and increased exposure of Westchester Sports Grill's entertainment features, such as its provision of live band performances.

         Costs of revenues increased from approximately $141,650 for the year ended December 31, 2000 to $192,260 for the year ended December 31, 2001, an increase of approximately $50,610. This increase was directly related to the increase in sales of $142,680. Gross profits decreased from approximately
$164,540 for the year ended December 31, 2000 to $132,780 for the year ended December 31, 2001.

         OPERATING EXPENSES. Operating expenses, as a percentage of revenues, decreased from 77% for the year ended December 31, 2000 to 56% for the year ended December 31, 2001. This decrease in operating expenses as a percentage of revenues for the year ended December 31, 2001 occurred primarily due to more effective management cost controls.

         Selling, general and administrative expenses decreased from $168,280 for the year ended December 31, 2000 to $144,970 for the year ended December 31, 2001. This decrease was due primarily to an increase in the Company's customer service operations.

         NET LOSSES. For the year ended December 31, 2001, net loss from operations totaled approximately $15,340, compared to a net loss of $6,880 for the year ended December 31, 2000. This increase in net loss from operations was due primarily to decreased revenues in the year ended December 31, 2000 through expansion of Westchester Sports Grill's dining and entertainment services.

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

         Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the restaurant and entertainment businesses. Such risks include, but are not limited to, a large amount of competing businesses. To address these risks we must, among other things, continue to expand our niche in providing live Hispanic music entertainment and high-quality Mexican-American cuisine. Currently, the Company has no material commitments for capital expenditures. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our financial condition and results of operations.
                                       -5-


Item 7.  FINANCIAL STATEMENTS


         EIGHT BALL CORPORATION
          FINANCIAL STATEMENTS
           DECEMBER 31, 2001
           DECEMBER 31, 2000


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

 INDEPENDENT AUDITOR'S REPORT


Board of Directors
Eight Ball Corporation
Las Vegas, Nevada


     I have audited the accompanying balance sheets of Eight Ball Corporation as of December 31, 2001 and December 31, 2000, and the related statements of operations, changes in stockholders' equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

      In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eight Ball Corporation as of December 31, 2001 and December 31, 2000, and the results of their operations and its cash flows for each of the two years in the period ended December 31, 2001, in conformity with generally accepted accounting principles.

/s/ KURT D. SALIGER, C.P.A.
    ----------------------
    KURT D. SALIGER, C.P.A.
    CERTIFIED PUBLIC ACCOUNTANT
    February 05, 2002
    Las Vegas, Nevada

    EIGHT BALL CORPORATION
    BALANCE SHEETS

                            Dec. 31, 2001        Dec. 31, 2000
                           --------------        -------------

         ASSETS
CURRENT ASSETS
        Cash                  $         0          $      109
        Inventory             $    15,639          $   13,984
        Accounts Receivable   $         0          $        0
                             --------------    ---------------
  TOTAL CURRENT ASSETS        $    15,639          $   14,093

PROPERTY AND EQUIPMENT, NET   $    15,717          $   18,861

OTHER ASSETS                  $         0          $        0
                              --------------  ----------------
   TOTAL ASSETS               $    31,356          $    32,954
                              ==============  ================

LIABILITIES AND STOCKHOLDERS' EQUITY
    CURRENT LIABILITIES
    Accounts Payable          $    44,879          $    36,969
    Accrued Liabilities       $    34,694          $    28,825
    Current Portion,
    Long Term Debt            $         0          $         0
                             --------------       ------------
TOTAL CURRENT LIABILITIES     $    79,573          $    65,794

LONG-TERM DEBT                $         0          $         0

STOCKHOLDERS' EQUITY
 Common stock: $.001 par value
 authorized 50,000,000 shares;
 issued and outstanding 150,000
 and 150,000 shares,
 respectively                 $       150          $      150

 Additional Paid in Capital    $    74,850         $   74,850

 Retained Earnings (Deficit)   $  (123,217)        $ (107,840)
                               ---------------   -------------
 TOTAL STOCKHOLDERS' EQUITY    $   (48,217)        $  (32,840)
                               ---------------  --------------
     TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY      $    31,356         $    32,954
                               ==============   ==============


 See Accompanying Notes to Financial Statements.

  EIGHT BALL CORPORATION
  STATEMENT OF OPERATION


                          For the year       For the Year
                          ended Dec. 31,     ended Dec. 31
                          2001               2000
                          -----------       --------------

REVENUES                 $   325,041         $    306,193
COSTS OF REVENUES        $  (192,261)        $   (141,650)
                          -----------       --------------
  GROSS PROFIT           $   132,780         $    164,543

OPERATING EXPENSES
  Selling, general and
  administrative         $   144,973         $      168,280

   Depreciation          $     3,144         $        3,144
                        -----------          --------------
TOTAL OPERATING
    EXPENSES            $   148,117          $      171,424
                         -----------          --------------
INCOME (LOSS) FROM
OPERATIONS              $   (15,337)         $       (6,881)

OTHER INCOME (EXPENSES)
Gain on sale of assets  $         0          $            0
Interest exp            $         0          $            0
                        -----------          --------------
INCOME (LOSS) BEFORE
INCOME TAXES            $   (15,337)         $       (6,881)
Income Tax              $         0          $            0
                        -----------          --------------
NET PROFIT (LOSS)       $   (15,337)         $       (6,881)
                        ===========          ==============

NET PROFIT (LOSS)
PER SHARE               $   (0.1022)         $      (0.0459)
                        ===========          ==============
AVERAGE NUMBER OF SHARES
OF COMMON STOCK
OUTSTANDING                150,000                 150,000
                        ===========          ==============


     See Accompanying Notes to Financial Statements.

                             EIGHT BALL CORPORATION
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      For The Year Ended December 31, 2001
                    And For the Year Ended December 31, 2000

             Common Stock
              -----------
                Number                Additional   Retained
                of                     Paid-In     Earnings
                Shares    Amount       Capital     (Deficit)
               --------   --------    -----------  -----------


October 9, 1997
issued for
cash            50,000    $    50    $   49,950

Net (Loss) for
the period
October 9,
1997 (Inception)
to December 31,
1997                                             $   (1,227)
              -------    --------   -----------    -----------
Balance at
December 31,
1997           50,000    $     50    $  49,950   $   (1,227)

September 15,
1998 public
offering
Regulation D
issued for
cash           100,000    $    100    $  24,900

Net (Loss)
January 1,
1998 to
December 31,
1998                                             $  (61,600)
            ---------    ---------   ---------   -----------

Balance at
December 31,
1998          150,000    $    150    $ 74,850    $  (62,827)

Net (Loss)
January 1,
1999  to
December 31,
1999                                             $  (38,132)
             ---------   ---------  ----------    -----------
Balance
December
31, 1999      150,000    $    150    $ 74,850    $ (100,959)

Net (Loss)
January 1,
2000  to
December
31, 2000                                         $   (6,881)
            ---------    ---------  ----------   -----------
Balance
December
31, 2000      150,000    $    150    $  74,850   $ (107,840)

Net (Loss)
January 1,
2001 to
December
31, 2001                                         $ (15,337)
             ----------   ---------   ---------  ----------
              150,000    $    150     $  74,850  $(123,177)
             =========   =========   ==========  ===========

       See Accompanying Notes to Financial Statements.

                             EIGHT BALL CORPORATION
                            STATEMENTS OF CASH FLOWS


                                 For the year ended
                                     December 31,
                              2001               2000
                            -----------      -----------

CASH FLOWS FROM
OPERATING ACTIVITIES

Net Income (Loss)         $   (15,337)       $   (6,881)
Adjustments to reconcile
net income (loss) to cash
provided by operating
activities:
  Depreciation            $    3,144        $     3,144
  Decrease -
accounts receivable       $        0        $         0
  Increase in inventory   $   (1,655)       $    (4,282)
  Increase in accounts
   payable                $    7,910        $     8,796
  Decrease -
accrued liabilities       $        0        $       0
  (Increase) accrued
  liabilities             $    5,769       $      (913)
                          -----------       ------------
Net cash provided by
operating activities      $     (169)       $      (136)
                          -----------       ------------

CASH FLOWS FROM
INVESTING
ACTIVITIES
 Purchase of property
& equipment               $        0        $        0

                          -----------       ------------
Net cash (used in)
investing activities      $        0        $        0
                          -----------       ------------

CASH FLOWS FROM
FINANCING ACTIVITIES

 Issue common stock       $         0       $        0
                          -----------       ------------
 Net increase (decrease)
 cash                     $      (169)      $     (136)

 Cash, Beginning of
 Period                   $       109       $      245
                          -----------       ------------
 Cash, Ending of
 Period                   $      (60)       $      109
                          ===========      =============



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

Cash and equivalents
For the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2001 and December 31, 2000.

Inventory
Inventories are stated at the lower of cost (which approximates first-in, first -out cost) or market.

Property and equipment
Property and equipment is stated at cost. Depreciation is recorded using the straight-line method over the estimated useful life of the asset of three to seven years.

Income taxes
Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS #109)"Accounting for Income Taxes." A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Loss Per Share
Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share." Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would result if dilutive common stock equivalents had been converted to common stock. As of December 31, 2001 and December 31, 2000, the Company had no dilutive common stock equivalents such as stock options.

                             EIGHT BALL CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 3 - INVENTORY

Inventories consist of the following:

                             December 31,         December 31,
                                2001                 2000
                             ------------         ------------
Finished Goods              $      0              $     0
Goods-in-process            $      0              $     0
Raw materials               $  15,639             $ 13,984
                            ------------         ------------
  Total inventories         $  15,639             $ 13,984
                             ==========          ============

NOTE 4 - PROPERTY AND EQUIPMENT

The Company's property and equipment consist of the following:

                           December 31,         December 31,
                              2001                 2000
                           ------------         ------------
Leasehold improvements     $        0           $        0
Manufacturing equipment    $        0           $        0
Computer equipment, office
 urniture and other        $   31,436           $   31,436
                           ------------         ------------
                           $   31,436           $   31,436

Less:  Accumulated
depreciation               $  (15,719)          $  (12,575)
                           ------------         ------------
                           $   15,717           $   18,861
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

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Operating leases

The Company leases retail space for its restaurant and pool hall. The facility lease is for a period of two years and five months. The lease provides a renewal option of two five-year additional terms. Total rent expense was $15,000 for the year ended December 31, 1998. Total rent expense was $82,092 for the year ended December 31, 2000. Total rent expense was $65,686 for the year ended December 31, 2001.

Estimated future minimum lease payments as of December 31, 2001 are as follows:

Year ending December 31, 2002          $56,076
Year ending December 31, 2003          $56,076
Year ending December 31, 2004          $56,076
Year ending December 31, 2005          $18,692
                                       --------
                                       $186,920

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


Title      Name & Address    Amount of     Percent of
of          Beneficial       shares        of
Class        Owner of                      Shares
             Position                      held by Owner
------     ---------------  --------      -------------
Common    Alfonso Hernandez, Jr.
          President/               0
          Director

Common    John Harred
           Secretary               0

Common     Eduardo Vega
             Treasurer             0

Common     Alfonso Hernandez, Sr.
             Director              0

Common     Directors and Officers
                as a Group         0

Common     Jose F. Garcia
                 --              50,000          34%


         As of December 31, 2000, there were 29 stockholders of record and one beneficial owner of the Company's Common Stock.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         None.

Item 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits and Index of Exhibits.

Exhibit
Number            Description
--------------------------------------------------------------
 .1       Articles of Incorporation of Eight Ball Corporation
  (Incorporated by reference from Exhibit 3.1 of Form 10-QSB filed March 12, 2001).

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

                             Eight Ball Corporation,
                         d/b/a/ Westchester Sports Grill
                    ----------------------------------------
                                  (Registrant)


Date:  July 30, 2001              /s/ ALFONSO HERNANDEZ, JR.
                                 ---------------------------
                                  ALFONSO HERNANDEZ, JR.
                                  PRESIDENT
                                  EIGHT BALL CORPORATION,
                               d/b/a Westchester Sports Grill

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

          Option 1. Annual increases of three (.03) cents per square foot commencing April 21, 2000, through April 20, 2005.

          Option 2. Annual increases of five (.05) cents per square foot commencing April 21, 2005, through April 20, 2010.

Lessee to exercise their option, in writing to the Lessor, no later than three months prior to the expiration of the term and no more than six months prior tothe end the term, or Lessee shall forfeit the option.

          Pre-Paid Rent: Lessee herewith deposits with the Lessor the further minimum sum of Fourteen Thousand Five Hundred Eleven and no/100 ($14,511.00) Dollars as prepaid rent for the first three months rent, once rent commences.

          Security Deposit: Lessee has deposited with the Lessor the further minimum sum of $ Four Thousand Eight Hundred Thirty Seven and no/100 ($4,837.00), which shall be held by said Lessor as security for the payment of the rent and the faithful performance by the Lessee of each and all of the obligations herein undertaken by it; and provided the Lessee shall have faithfully performed all of said obligations in the manner herein provided, upon the delivery of said premises to the Lessor, and Lessor shall either return said sum to the Lessee or said Lessor may apply said sum or any part thereof remaining in its hands to the credit of the Lessee on account of the last rent due hereunder. It is expressly understood and agreed, however, that the fact that said Lessor holds said sum as such security shall not impair or affect in any manner the right of said Lessor in the event of a default on the part of the Lessee, to terminate this Lease and to re-enter and take possession of said premises as hereinbefore provided, or to maintain an action at Law for the recovery of any rent that may be due and unpaid hereunder, or for any other damages accruing to the Lessor, and such cash bonds or security shall be construed as a collateral and cumulative remedy.

                                     PAGE 1

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

          Eighth: It is further expressly understood and agreed that time is of the essence in the performance of each and all of the provisions and covenants of this lease, and each and all of the provisions and covenants of said lease are conditions precedent to be faithfully and fully performed and observed by the said Lessee to entitle the Lessee to continue in possession of said premises, that if default shall be made in the payment of the rent hereinbefore specified to be paid or any part thereof, as aforesaid, or if default shall have been made in any of the covenants or agreements herein contained to be kept by said Lessee, it shall be lawful for said Lessor at his election to declare said term ended, and to re-enter the said demised premises or' any part thereof, either with or without process of law, and to expel, remove or put out the Lessee or any other person or

                                     PAGE 2

  persons keeping or being in or upon the same, together with all goods
and   chattels found therein, using such force as may be necessary in so doing and to repossess and to enjoy the said premises again as of his first and former estate, and for the rent that may be due to distrain upon any property belonging to said Lessee, whether the same be exempt from execution or distress by law or not; and the said Lessee, in that case, hereby waives all Legal rights which said Lessee now has, or may have, to hold or retain any such property under any exemption laws in force in this state. If, at any time, said terms shall be ended at such election of said Lessor, as aforesaid, or in any other way, the said Lessee hereby covenants and agrees to surrender and deliver up the said above demised premises and property peaceably to said
Lessor immediately upon such termination aforesaid, and if the said Lessee shall remain in possession of said premises one day after said termination of this tease, in any of the ways herein named, said Lessee shall be deemed guilty of a forcible detention of said premises under the statute, and shall be subject to alt the conditions and provisions above named, and to eviction and removal, forcible or otherwise, at any time thereafter, with or without process of Law, as above stated. Said Lessee hereby waives all right to any notice from said Lessor of his election to declare this Lease at an end under any of its provisions, or any demand for the payment of rent or for the possession of said demised premises. All of the foregoing remedies are cumulative and are given without impairing any other rights or remedies of the Lessor; and the Lessee shall and will pay and discharge all Costs expenses and attorney's fees that shall arise from enforcing the covenants of this Lease by the Lessor, or the rights of the Lessor in the premises, and it is further expressly understood and agreed that the waiver by the Lessor of any default on the part of the Lessee in the prompt payment of any installment or installments of rent or in the observance, payment or performance of any of the provisions, terms or conditions hereof, shall not be deemed to be a waiver of the right of the Lessor to treat any other or subsequent default as operating to forfeit said Lease, and any said waiver shall not be deemed to excuse said Lessee in the prompt payment of any other installment or the prompt and faithful performance of the same or any other covenant in the future.

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

          Sixteenth: Insurance The Lessee will carry throughout the tease term, at this own expense, Public Liability and Property Damage insurance of not Less than $ 1,000,000 and $1,000,000 Property Damage and will name the Lessor co-insured on the policy, and will hand Lessor a certificate of said coverages. The Lessee further agrees to insure and repair all broken glass during the lease term.
          Seventeenth: All Risk Insurance Lessee upon execution of this Lease shall deposit with Lessor, Lessee's pro-rats share of impounds for Lessor's public liability and all risk extended peril fire insurance policy. Lessee agrees to pay 27% of said premium and any increase thereof. The premium for 25.6% is $2,651.00. Lessee's share is $57.00 per month.

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

          During the term of this Lease, Lessor shall operate, manage, and maintain all parking area, roads, and ccommodation areas within the shopping center. The manner in which such areas and facilities shall be maintained and the expenditures for maintenance shall be at the sole discretion of Lessor, and the use of such areas and facilities shall be subject to such reasonable regulations and changes that Lessor shall make from time to time, including, without limitation, the right to close, if necessary, alt or any portion of such areas, roads, or facilities to such extent as may be legally sufficient in the opinion of Lessor's counsel to prevent a dedication thereof.
          Lessor hereby grants to Lessee during the term of this Lease the right to use, for the benefit of Lessee and Lessee's officers, employees, agents, customers, and invitees, in common with others entitled to such use, all common areas, including the accommodation areas, the parking areas, and roads, subject to any rights, powers, and privileges reserved to the Lessor.

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

          (e) Operating and maintenance costs shall include all costs and expenses of operating and maintaining parking and accommodation areas in such manner as Lessor may from time to time deem appropriate and for the best interests of the lessees of the shopping center, including, without limitation, labor, compensation insurance, payroll taxes, materials, property management, supplies, and all other costs of operating, repairing, lighting, cleaning, painting, gardening, removing of rubbish or debris, policing and inspecting; all costs, other than those which are properly charged to capital account under generally accepted accounting principles, of replacing curbs, concrete walkways, remarking, directional or other signs, landscaping, drainage, and lighting facilities. There shall be excluded general real estate taxes and special assessments, the costs of construction of improvements to such common areas, which is properly chargeable to capital account, and depreciation of original cost of construction of such common areas.

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

          Twenty Third: Mechanic's Liens: Lessee shall not do or suffer anything to be done whereby the land and building of which the demised premises are a portion thereof may be encumbered by any mechanic's liens, and Lessee shall, whenever and as often as any mechanic's lien is filed against said land and building purporting to be for labor or material furnished to Lessee, discharge the same of record within ten days after the date of filing. Upon the commencement of any work or alteration or repair in or about the demised premises at any time during the term hereof, Lessee agrees to immediately notify Lessor thereof in writing.
          Twenty Fourth: Signs: Lessee shall have the right, at Lessee's sole cost and expense, to place signs on up to three sides of the building. Said signs may be electrified and lighted and should be professionally designed, manufactured and installed.

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

                                     PAGE 4

Arbitration shall be initiated and required by giving written notice specifying the matter to be arbitrated. If action is already pending on any matter concerning which the notice is given, the notice shall be ineffective unless given before the expiration of thirty days after service of process on the person giving the notice. The arbitrator or arbitrators shall be bound by this Lease. Pleadings in any action pending on the same matter shall, if the arbitration is required or consented to, be deemed amended to limit the Issues to those contemplated by the rules prescribed above. The non-prevailing party shall pay the cost of arbitration including arbitrators' fees. Attorneys' fees shall be awarded as separately provided in this Lease.

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

          Twenty Seventh: Condition of Premises: Lessee has inspected the premises and agrees to accept the premises in "as is" condition with the exception that Lessor shall warrant that the roof and the HVAC system is in normal working condition and that the premises are termite free. Any improvements not mentioned herein shall be at the sole expense of the Lessee providing Lessee has a bi-monthy preventative maintenance contract with a HVAC service contractor, in the event that a new comp-ressor is required during the first twelve months of the Lease, Lessor will be notified and will order and pay for the installation of a new compressor.

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

          Twenty Ninth: HVAC Maintenance: Lessor shall provide to tenant the use of the existing heating and air conditioning (HVAC) unit. The maintenance of said HVAC unit shall be at the expense of and solely the responsibility of the Lessee. Lessee agrees to contract with a qualified and reputable HVAC contractor for a bi-monthly (bi-monthly In this case refers to service every two (2)months) preventative maintenance program. Lessee shall deliver to Lessor evidence of the above stated bi-monthly HVAC preventative maintenance contract. Lessor further recommends that Lessee contract for the said bi-monthly preventative maintenance program with Sid's Air Conditioning, 5654 W. Pico BLvd., Los AngeLes, CA 90019,
(213) 930-2560.

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


                                     PAGE 5