Form 10QSB
period 2002-03-31
EIGHT BALL CORP DBA WESTCHESTER SPORTS GRILL
filed 2002-05-10
CIK 1070512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB


(MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002.

OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION
PERIOD
          FROM _____ TO _____.


COMMISSION FILE NUMBER: 000-26211
---------------------------------

EIGHT BALL CORPORATION,
d/b/a/ Westchester Sports Grill
----------------------------------------------------
(Exact name of registrant as specified in its charter)

           Nevada                                 95-4666270
--------------------------------            --------------------
(State or other jurisdiction of             (IRS Employer
 incorporation or organization)              Identification No.)

  5630 West Manchester Boulevard
  Los Angeles, California                          90045
----------------------------------------    --------------------
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

Class:                            Outstanding at March 31, 2002:
Common Stock, $.001 par value     150,000 shares

Transitional Small Business Disclosure Format (check one):
YES [ ]   NO [X]


PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

EIGHT BALL CORPORATION
Financial Statements


March 31, 2002
December 31, 2001
December 31, 2000

CONTENTS

                                                   Page
                                                  ------
Independent Accountant's Report                     1

Financial Statements

  Balance Sheets                                    2

  Statements of Operations                          3

  Statements of Stockholders' Equity                4

  Statements of Cash Flows                          5

  Notes to Financial Statements                     6-8

INDEPENDENT AUDITOR'S REPORT


Board of Directors
Eight Ball Corporation
Las Vegas, Nevada


I have audited the accompanying balance sheet of Eight Ball
Corporation as of March 31, 2002 and December 31, 2001 and as of
December 31, 2000 and the related statements of operations, stockholders' equity and cash flows for the three month period and the years then ended. These financial statements are the responsibility on the Company's management. My responsibility is to express an opinion on these financial statements.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principal used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion. In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eight Ball Corporation at March 31, 2002 and at December 31, 2001 and as of December 31, 2000 and the results of their operations and their cash flows for the three month period and years then ended in conformity with generally accepted accounting principals.

 /s/ KURT D. SALIGER, CPA
 ---------------------------
     KURT D. SALIGER, CPA
     CERTIFIED PUBLIC ACCOUNTANT


May 7, 2002
Las Vegas, Nevada

EIGHT BALL CORPORATION
BALANCE SHEETS


                March 31,      December 31,    December 31,
                  2002            2001            2000
               -----------     ------------    ------------
     ASSETS

CURRENT ASSETS
  Cash          $      118      $        0      $     109
  Inventory     $   14,842      $   15,639      $  13,984
  Accounts
  Receivable             0               0              0
                ----------      -----------     ----------

   TOTAL CURRENT
   ASSETS       $   14,960      $   15,639      $  14,093

PROPERTY AND
EQUIPMENT, NET  $   14,931      $   15,717      $  18,861

OTHER ASSETS    $        0      $        0      $       0
                ----------      -----------     ----------
TOTAL ASSETS    $   29,891      $   31,356      $  32,954
                ==========      ==========      ==========

    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts
  payable       $   50,605      $   44,799      $  36,969
  Accrued
  liabilities   $   34,654      $   34,734      $  28,825
  Current Portion,
  Long Term
  Debt          $        0      $        0      $       0
                -----------     ----------      ----------
TOTAL CURRENT
LIABILITIES     $   85,259      $   79,533      $  65,794

LONG TERM DEBT  $        0      $        0      $       0

STOCKHOLDERS' EQUITY
  Common stock:
  $.001 par value
  authorized 50,000,000
  shares; issued and
  outstanding
  150,000
  shares        $      150      $      150      $     150

  Additional Paid
  In Capital    $   74,850      $   74,850      $  74,850

  Retained Earnings
  (deficit)     $ (130,368)     $ (123,177)     $(107,840)
                -----------     -----------     ----------

TOTAL STOCKHOLDERS'
  EQUITY        $  (55,368)     $  (48,177)     $ (32,840)
                -----------     -----------     ----------

  Total liabilities
  And stockholders'
  equity        $   29,891      $   31,356      $   32,954
                ==========      ==========      ===========


See Accompanying Notes to Financial Statements.

EIGHT BALL CORPORATION
STATEMENT OF OPERATIONS


                  For the three   For the year   For the year
                  months ended       ended          ended
                  March 31          Dec. 31,       Dec. 31,
                      2002            2001          2000
                   ----------     -----------    -----------


REVENUES             $ 59,438     $ 325,041     $ 306,193
COST OF REVENUES     $(22,712)    $(192,261)    $(141,650)
                     ---------     --------     ----------
GROSS PROFIT         $ 36,726     $ 132,780     $ 164,543
OPERATING EXPENSES
Selling, general
and administrative   $ 43,131     $ 144,973     $ 168,280
Depreciation         $    786     $   3,144     $   3,144
                     --------     ---------     ---------
TOTAL OPERATING
EXPENSES             $ 43,917     $ 148,117     $ 171,424
                     --------     ---------     ---------
  INCOME (LOSS)
  FROM OPERATIONS    $ (7,191)    $ (15,337)    $ (6,881)

OTHER INCOME (EXPENSES)
Gain on sale of
assets               $      0     $       0     $      0
Interest expense     $      0     $       0     $      0
                     --------     ---------     ---------
INCOME (LOSS) BEFORE
INCOME TAXES         $ (7,191)    $ (15,337)    $ (6,881)
  Income Taxes       $      0     $       0     $      0
                     --------     ---------     ---------

  NET PROFIT (LOSS)  $ (7,191)    $ (15,337)    $ (6,881)
                     =========    ==========    =========

  NET PROFIT (LOSS)
  PER SHARE         $  (0.0479)   $ (0.1022)    $ (0.0459)
                    ===========   ==========    ==========

AVERAGE NUMBER OF
SHARES OF COMMON
STOCK OUTSTANDING      150,000      150,000       150,000
                    ==========    ==========     =========

See Accompanying Notes to Financial Statements.

EIGHT BALL CORPORATION
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For The Three Months Ended March 31, 2002


                    Common Stock
                    ------------
                    Number                Additional      Retained
                      of                  Paid in         Earnings
                    Shares    Amount      Capital        (Deficit)
                    ------    ------     ----------      ---------

Balance
Dec. 31, 1997       50,000    $   50      $ 49,950     $  (1,227)

September 15, 1998
public offering
Regulation D issued
for cash           100,000    $   100     $ 24,900

Net (Loss)
January 1, 1998
to
December 31, 1998                                       $ (61,600)
                   -------    -------     ---------     ----------
Balance Dec.
31, 1998           150,000    $   150     $  74,850     $ (62,827)
Net (Loss)
January 1, 1999
to
December 31 1999                                        $ (38,132)
                  --------     ------     ---------     ----------
Balance December
31, 1999           150,000    $   150     $  74,850     $(100,959)

Net (Loss)
January 1, 2000
to
December 31, 2000                                       $  (6,881)
                   -------    -------     ---------     ----------
Balance Dec.
31, 2000           150,000    $   150     $  74,850     $(107,840)

Net (Loss)
January 1, 2001
to
Dec. 31, 2001                                          $  (15,337)
                   -------    -------     ---------     ----------
Balance Dec. 31,
2001               150,000    $   150     $  74,850     $(123,177)

Three Months
Net (Loss) Jan.
1, 2002 to
March 31, 2002                                             (7.191)
Balance
March 31, 2002     150,000    $   150     $  74,850     $(130,368)
                   =======    ========    =========     ==========


See Accompanying Notes to Financial Statements.

EIGHT BALL CORPORATION
STATEMENTS OF CASH FLOWS

                       For the three    For the        For the
                        months ended   year ended     year ended
                          March 31,     Dec. 31,       Dec. 31,
                            2002          2001           2000
                         ----------     ---------     -----------

CASH FLOWS FROM
OPERATING ACTIVITIES
Net Income (Loss)         $   (7,191)    $ (15,337)    $   (6,881)
Adjustments to
reconcile net
income (loss) to
cash provided by
operating activities:
  Depreciation           $      786      $   3,144     $    3,144
  Decrease in
  inventory              $      797      $       0     $        0
  Increase in
  Inventory              $        0      $  (1,655)    $   (4,282)
  Increase in
  accounts payable       $    5,726      $   7,910     $    8,796
  Decrease in
  accrued liabilities    $        0      $       0     $        0
  Increase in
  accrued liabilities    $       60      $   5,769     $     (913)
                         ----------      ---------     -----------
Net cash provided by
operating activities     $      178      $    (169)    $     (136)
                         ----------      ----------    -----------
Cash Flows from
Investing Activities
  Purchase of property
  & equipment            $        0      $       0     $        0
                         ----------      ---------     -----------
  Net cash (used in)
  investing activities   $        0      $       0     $        0
                         ----------      ----------    ----------
CASH FLOWS FROM FINANCING
ACTIVITIES
  Issue common stock     $        0      $       0     $        0
                         ----------      ----------    ----------
Net increase (decrease)
in cash                  $      178      $    (169)    $    (136)
  Cash,
  Beginning of period    $      (60)     $     109     $     245
                         -----------     ----------    ----------
  Cash, Ending of period $      118      $     (60)    $     109
                         ==========      ==========    ==========


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

Cash and Equivalents
--------------------
For the statements of cash flows, all highly liquid assets with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 2002 and December 31, 2001 and March 31, 2000.

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

EIGHT BALL CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

Loss Per Share
--------------
Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128 Earnings Per Share." Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. As of March 31, 2002 and December 31, 2001 and 2000, the Company had no dilutive common stock equivalents such as stock options.

NOTE 3 - INVENTORY
Inventories consist of the following:

                      March 31,       Dec. 31,      Dec. 31,
                        2002           2001           2000
                      --------       ---------      --------
    Finished Goods    $     0         $     0        $     0
    Goods-in-process  $     0         $     0        $     0
    Raw Materials     $14,842         $15,639        $13,984
                      -------         -------        -------
                      $14,842         $15,639        $13,984
                      =======         =======        =======


NOTE 4 - PROPERTY AND EQUIPMENT
The Company's property and equipment consisted of the following:

                         March 31,       Dec. 31,       Dec. 31,
                          2002           2001            2000
                         --------        --------      ---------
Leasehold Improvements  $       0       $       0      $       0
Manufacturing equipment $       0       $       0      $       0
Computer equipment,
Office furniture and
Other                   $  31,436       $  31,436      $  31,436
                        ---------       ---------      ---------
                           31,436       $  31,436      $  31,436
Less: Accumulated
Depreciation            $ (16,505)      $ (15,719)     $ (12,575)
                        ----------      ----------     ----------
                        $  14,931       $  15,717      $  18,861
                        =========       =========      ==========

NOTE 5 - STOCKHOLDERS' EQUITY
The authorized common stock of Eight Ball Corporation consists of 50,000,000 shares with a par value of $0.001 per share.
On October 9, 1997 the Company issued 50,000 shares of its
Common stock for $50,000 cash.
On September 15, 1998, the Company completed a public offering that was offered without registration under the Securities Act of 1933, as amended, in reliance upon the exemption from registration afforded by Sections 4 (2) and 2 (b) of the Securities Act and Regulation D promulgated thereunder. Th e Company sold 100,000 shares at a price of $0.04 per share for a total amount raised of $25,000.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Operating Leases
----------------
The Company leases retail space for its restaurant and pool hall. The facility lease is for a period of two years and five months. The lease provides a renewal option of two five-year additional terms. Total rent expense was $82,092 for the year ended December 31, 2000. Total rent expense was $65,686 for the year ended December 31, 2001. Total rent expense was $16,004 for the three months ended March 31, 2002.

Estimated future minimum lease payments as of March 31, 2002 are as follows:
Year ending December 31, 2002        $56,076
Year ending December 31, 2003        $56,076
Year ending December 31, 2004        $56,076
Year ending December 31, 2005        $18,692
                                    ---------
                                    $186,920

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

GENERAL OVERVIEW
----------------
The Registrant, Eight Ball Corporation, is a Nevada corporation formed on October 9, 1997. It is currently doing business as Westchester Sports Grill. Westchester Sports Grill is located at 5630 West Manchester Boulevard, Los Angeles, California, 90045. Since its opening in July of 1998, Westchester Sports Grill has served the residential, university, commercial, and tourist communities in its surrounding areas. Westchester Sports Grill provides dining, including alcoholic beverages, and entertainment services to its customers. Westchester Sports Grill's niche is in providing:

o live bands performing Hispanic dance music, with dancing areas;
o sports-oriented entertainment including video games, billiard tables, and television monitors showing sports events and news; and
o restaurant dining that provides a hint of Mexican flavor to an American cuisine.

RESULTS OF OPERATIONS

STATEMENT ON FORWARD-LOOKING INFORMATION
----------------------------------------
Certain information included herein contains statements that may be considered forward-looking, such as statements relating to anticipated performance and financing sources. Any forward-looking statement made by the Company necessarily is based upon a number of estimates and assumptions that, while considered reasonable by the Company, is inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the control of the Company, and are subject to change. Actual results of the Company's operations may vary materially from any forward-looking statement made by or on behalf of the Company. Forward-looking statements should not be regarded as a representation by the Company or any other person that the forward-looking statements will be achieved. Undue reliance should not be placed on any forward-looking statements. Some of the contingencies and uncertainties to which any forward-looking statement contained herein is subject include, but are not limited to, those relating to dependence on existing management, Internet regulation, leverage and debt service, domestic or global economic conditions and changes in federal or state tax laws or the administration of such laws.

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED
MARCH 31, 2001.

REVENUES
--------
For the three months ended March 31, 2002, revenues were approximately $59,438, a decrease of approximately 35,600, versus revenues of approximately $95,000 for the three months ended March 31, 2001. The decrease in revenues for the 2002 period was due primarily to a decrease in the average number of the Company's restaurant and bar patrons in response to the tragic events of September 11, 2001.

COSTS OF REVENUES
-----------------
Costs of revenues increased from approximately $51,200 for the three months ended March 31, 2001 to $22,712 for the three months ended March 31, 2002, a decrease of 56%. This decrease was directly related to the decrease in sales of 37%. Gross profits decreased from approximately $41,600 for the three months ended March 31, 2001 to $36,726 for the three months ended March 31, 2002.

OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES
----------------------------------------------
Operating, general and administrative expenses decreased from approximately $39,300, an increase of $3,800 or 10% for the three months ended March 31, 2001 as compared to approximately $43,131 for the three months ended March 31, 2002. This increase in operating expenses for the three months ended March 31, 2002 occurred primarily due to marketing costs in an effort to increase restaurant and bar patrons.

NET LOSSES
----------
For the three months ended March 31, 2001, net losses from operations totaled approximately $36, compared to a net loss of approximately $7,191 for the three months ended March 31, 2002. This was due primarily to the drop in patrons due to the tragic events of September 11, 2001 and the increase in marketing costs to increase sales.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The ability of the Company to satisfy its obligations depends in part upon its ability to reach a profitable level of operations and, if needed, to procure short and long-term financing to continue development of its restaurant and entertainment operations through Westchester Sports Grill. There is no assurance that, if needed, short and long-term financing could be obtained to fulfill the Company's capital needs. If needed, the Company's management may offer short-term loans in order to provide liquidity for Westchester Sports Grill. In addition, if needed, the Company may attempt to sell additional common stock to meet its current and future capital needs. The Company currently does not have plans to obtain a line of credit from a financial institution, as it is currently able to continue operations of Westchester Sports Grill without additional financing. However, if the Company cannot maintain its operations through revenues obtained by Westchester Sports Grill, and could not obtain either short or long-term funding or funding through the sale of its common stock, the Company would be unlikely to continue its operations.

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

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits.

Exhibit
Number            Description
------------------------------------------------------------

3.1  Articles of Incorporation of Eight Ball Corporation
     (Incorporated by reference from Exhibit 3.1 of Form 10-QSB filed March 12, 2001).

3.2  Bylaws of Eight Ball Corporation
     (Incorporated by reference from Exhibit 3.2 of Form 10-QSB filed March 12, 2001).

10.1 Lease
     (Incorporated by reference from Exhibit 10.1 of Form 10-KSB filed April 18, 2001).


(b)  Reports on Form 8-K.

The Company filed no 8-K reports for the quarter ending March 31,
2002

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


EIGHT BALL CORPORATION,
d/b/a Westchester Sports Grill
------------------------------
       (Registrant)

Date: May 9, 2002
-----------------

/s/ ALFONSO HERNANDEZ, JR.
    ----------------------
    ALFONSO HERNANDEZ, JR.
    PRESIDENT
    EIGHT BALL CORPORATION,
    d/b/a Westchester Sports Grill