Form 10-Q
period 2002-06-30
EIGHT BALL CORP DBA WESTCHESTER SPORTS GRILL
filed 2002-08-16
CIK 1070512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB


(MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002.

OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION
PERIOD
          FROM _____ TO _____.


COMMISSION FILE NUMBER: 000-26211
- ---------------------------------

EIGHT BALL CORPORATION,
d/b/a/ Westchester Sports Grill
- ----------------------------------------------------
(Exact name of registrant as specified in its charter)

           Nevada                                 95-4666270
- --------------------------------            --------------------
(State or other jurisdiction of             (IRS Employer
 incorporation or organization)              Identification No.)

  5630 West Manchester Boulevard
  Los Angeles, California                          90045
- ----------------------------------------    --------------------
(Address of principal executive offices)         (Zip Code)

(310) 670-2366
- ----------------------------------------------------
(Registrant's telephone number, including area code)

N/A
- ----------------------------------------------------
(Former name or former address, if changed since last report)

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

Class:                            Outstanding at June 30, 2002:
Common Stock, $.001 par value     150,000 shares

Transitional Small Business Disclosure Format (check one):
YES [ ]   NO [X]


PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONTENTS

											Page

Accountant's Review Report			         			  1

Financial Statements

Balance Sheet								  2

Statement of Operations							  3

Statement of Stockholders' Equity					  4

Statement of Cash Flows							  5

Notes to Financial Statements						  6-7

MARK SHERMAN CPA PROFESSIONAL CORP.
316 SOUTH JONES BOULEVARD
LAS VEGAS, NV  89107
PHONE (702) 645-6318 FAX: (702) 645-1604




ACCOUNTANT'S REVIEW REPORT

Board of Directors
Eight Ball Corporation
Las Vegas, Nevada

	I have reviewed the accompanying balance sheet of Eight Ball Corporation (a Nevada Corporation) as of June 30, 2002, and the related statements of operations, stockholders' equity and cash flows for the three months ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Eight Ball Corporation.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying June 30, 2002 financial statements in order for them to be in conformity with generally accepted accounting principals.

The financial statements for the quarter ended March 31, 2002 and years ended December 31, 2001 and December 31, 2000 were audited by other auditors and they expressed an unqualified opinion on them in their report dated
May 7, 2002, but I have not performed any auditing procedures since that date. Mark Sherman CPA Professional Corp
August 12, 2002


EIGHT BALL CORPORATION
BALANCE SHEETS
				       (Unaudited)(Audited) (Audited)(Audited)
                                          June 30, March 31, Dec. 31, Dec. 31,
                                         2002      2002      2001	  2000

ASSETS
CURRENT ASSETS
	Cash			        $      0 $    118   $      0    $    109
	Inventory			$ 14,412 $ 14,842   $ 15,639 	$ 13,984
	  TOTAL CURRENT ASSETS		$ 14,412 $ 14,960   $ 15,639	$ 14,093

PROPERTY AND EQUIPMENT, NET		$ 14,145 $ 14,931   $ 15,717    $ 18,861

OTHER ASSETS				$      0 $      0   $      0    $      0

	TOTAL ASSETS			$ 28,557 $ 29,891   $ 31,356	$ 32,954

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
	Accounts Payable		$ 66,432 $ 50,605   $ 44,799	$ 36,969
	Accrued Liabilities		$ 35,330 $ 34,654   $ 34,734    $ 28,825
	  TOTAL CURRENT LIABILITIES	$101,762 $ 85,259   $ 79,533 	$ 65,794

LONG-TERM LIABILITIES			$      0 $      0   $      0	$      0

STOCKHOLDERS' EQUITY
	Common Stock, $.001 par value
	Authorized 50,000,000 shares;
	Issued and outstanding $150,000 shares$ 150  $ 150  $  150   $   150

	Additional Paid In Capital	$ 74,850  $ 74,850  $ 74,850   $ 74,850

	Retained Earnings (Deficit)	($148,205)($130,368)($123,177) ($107,840)

	TOTAL STOCKHOLDERS' EQUITY	($ 73,205)($ 55,368)($ 48,177) ($ 32,840)

		TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$ 28,557  $ 29,891  $ 31,356  $  32,954
See accompanying notes to financial statements.
-2-





EIGHT BALL CORPORATION
STATEMENT OF OPERATIONS


					 (Unaudited)	(Audited)	(Audited)  (Audited)
			           	April 1, 2002  Jan 1,2002   Jan 1, 2001Jan 1, 2000
to            to           to	   to
				    	June 30,2002  Mar 31,2002  Dec 31, 2001Dec 31,2000

REVENUES				 $ 47,358	  $ 59,438	   $325,041	     $306,193
COST OF SALES			($ 16,955)   ($ 22,712)   ($192,261)    ($141,650)
  GROSS PROFIT			 $ 30,403 	  $ 36,726 	   $132,780	     $164,543


EXPENSES

Selling, general and
	Administrative		($ 47,454	)($ 43,131)  ($144,973)      $168,280)

Depreciation		($    786   )($    786)  ($  3,144)	     ($ 3,144)
TOTAL EXPENSES			($ 48,240   )($ 43,917)  ($148,117)	    ($171,424)
							  		           	     _________
NET PROFIT (LOSS)	           ($  17,837   )($  7,191)  ($15,337 )	    ($  6,881)


NET PROFIT (LOSS)
PER SHARE		           ($    0.12   ) ($    .05)  $(  .10 )     ($   0.05)


AVERAGE NUMBER OF
SHARES OF COMMON
STOCK OUTSTANDING      		 150,000 	  150,000	  150,000	     150,000


See accompanying notes to financial statements

-3-

EIGHT BALL CORPORATION
STATEMENT OF STOCKHOLDERS' EQUITY

			       Common Stock
                                 Number	 	 Additional
                                   of		  Paid In	   Retained
                                 Shares	  Amount  Capital    Earnings(Deficit)

Balance, Dec. 31, 1997		 50,000	   $50    $49,950	      ($1,227)

September 15, 1998
Public offering
Regulation D
issued for cash			100,000	  $100    $24,900

Net (Loss) year ended 12/31/98        	     	  	    	     ($61,600)

Balance Dec. 31, 1998		150,000	  $150	  $74,850	     ($62,827)

Net (Loss) year ended 12/31/990	 	                             ($38,132)

Balance Dec. 31, 1999		150,000   $150	  $74,850            ($100,959)

Net (Loss) year ended 12/31/00	  	    		  	      ($6,881)
Balance Dec. 31, 2000	        150,000	  $150	  $74,850	    ($107,840)

Net loss, year ended 12/31/01		 	    		     ($15,337)
Balance Dec. 31, 2001	        150,000	  $150	  $74,850 	    ($123,177)

Net loss, three months ended 3/31/02 	      	  	              ($7,191)
Balance, March 31, 2002	        150,000	  $150	  $74,850	    ($130,368)

Net loss, three months ended 6/30/02 	     		            ($ 17,837)
Balance, June 30, 2002		150,000	  $150	 $74,850	    ($148,205)





See accompanying notes to financial statements.
-4-


EIGHT BALL CORPORATION
STATEMENT OF CASH FLOWS

					 (Unaudited)(Audited)	  (Audited)	 (Audited)
					 Apr 1, 2002Jan 1, 2002   Jan 1, 2001Jan 1, 2000
						to  	   to	           to	     to
					 June 30,2002Mar 31, 2002  Dec 31,2001Dec 31, 2000		CASH FLOWS FROM
OPERATING ACTIVITIES

Net Income (Loss)			($17,837)	($ 7,191)	  ($15,337)	($  6,881)

Adjustments to reconcile net income
(loss) to cash provided by operating
activities:

Depreciation			 $   786	 $   786	   $ 3,144	 $ 3,144
Decrease(Increase)in Inventory   $   430 	 $   797	  ($ 1,655)	($ 4,282)
Increase in Accounts Payable	 $15,827 	 $ 5,726	   $ 7,910	 $ 8,796
Increase (Decrease)in Accrued Liab  $676	 $    60	   $ 5,769	 ($  913)

NET CASH PROVIDED BY
OPERATING  ACTIVITIES		($   118)	 $   178	  ($   169)  ($  136)

CASH FLOWS FROM
INVESTING ACTIVITIES

Purchase of Equipment	($     0)	($     0)	  ($     0)	($     0)

Net Cash (used in) investing
			activities($  0)	($     0)	  ($     0)	($     0)

CASH FLOWS FROM
FINANCING ACTIVITIES

Issuance of common stock	 $     0 	$      0 	   $     0 	 $     0
Net increase
(decrease) in Cash   		 ($  118)  	 $   178  	  ($    169)($  136)

Cash
Beginning of Period		  $  118  	($    60)	   $	  109  $   245
Cash					_______   	____  __
End of Period	    		  $    0  	$    118 	   ($    60) $   109



See accompanying notes to financial statements.
-5-

EIGHT BALL CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

	The Company was organized on October 9, 1997 under the laws of the State of
Nevada, under the name Eight Ball Corportion.  The Company operates in the pool hall and restaurant industries.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. The Company uses the accrual method of accounting.
2. Estimates-The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
3. Cash and Cash Equivalents-For the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 2002, March 31, 2002, December 31, 2001 and December 31, 2000.
4. Inventory-Inventories are stated at the lower of cost
(which approximates first-in, first-out cost) or market.
5. Property and Equipment-Property and Equipment is stated at cost. Depreciation is recorded using the straight-line method over the estimated useful life of the asset of three to seven years.
6. Income taxes-Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards
No. 109 (SFAS #109) "Accounting for Income Taxes." A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

NOTE 3 - INVENTORY
	Inventories consist of the following:
						June 30, 	March 31,	Dec 31,	Dec 31
						  2002	  2002	  2001	  2000
		Finished goods		   $0		$0	     $0	    $0
		Goods-in-process		   $0		$0	     $0	    $0
		Raw materials		$14,412	 $14,842	$15,639    $13,984
			Total inventories	$14,412	 $14,842	$15,639    $13,984

NOTE 4 - PROPERTY AND EQUIPMENT

	The Company's property and equipment consisted of the following:

						June 30, 	March 31,	Dec 31,	Dec 31
						  2002	  2002	  2001	  2000
	Leasehold improvements		$0		$0		$0	    $0
	Manufacturing equipment		$0		$0		$0	    $0
	Computer equipment, office
		Furniture and other	$ 31,436	$ 31,436	$ 31,436  $ 31,436
						$ 31,436	$ 31,436	$ 31,436  $ 31,436
	Less: Accumulated Depreciation($17,291)  ($ 16,505)  ($ 15,719)($ 12,575)
			 $ 14,145	$ 14,931 	$ 15,717  $ 18,861
					-6-
EIGHT BALL CORPORATION
NOTES TO FINANCIAL STATEMENTS (CONT'D)


NOTE 5 - STOCKHOLDER'S EQUITY

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

Total rent expense was $82,092 for the year ended December 31, 2000. Total rent expense was $65,686 for the year ended December 31, 2001. Total rent expense was $16,004 for the three months ended March 31, 2002. Total rent expense was $16,948 for the three months ended June 30, 2002.

Estimated future minimum lease payments as of June 30, 2002 are as follows:


Year ending December 31, 2002			$ 56,076
Year ending December 31, 2003			$ 56,076
Year ending December 31, 2004			$ 56,076
Year ending December 31, 2005			$ 18,692
							$186,920







Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

GENERAL OVERVIEW
- ----------------
The Registrant, Eight Ball Corporation, is a Nevada corporation formed on October 9, 1997. It is currently doing business as Westchester Sports Grill. Westchester Sports Grill is located at 5630 West Manchester Boulevard, Los Angeles, California, 90045. Since its opening in July of 1998, Westchester Sports Grill has served the residential, university, commercial, and tourist communities in its surrounding areas. Westchester Sports Grill provides dining, including alcoholic beverages, and entertainment services to its customers. Westchester Sports Grill's niche is in providing:

o live bands performing Hispanic dance music, with dancing areas;
o sports-oriented entertainment including video games, billiard tables, and television monitors showing sports events and news; and
o restaurant dining that provides a hint of Mexican flavor to an American cuisine.

RESULTS OF OPERATIONS

STATEMENT ON FORWARD-LOOKING INFORMATION
- ----------------------------------------
Certain information included herein contains statements that may be considered forward-looking, such as statements relating to anticipated performance and financing sources. Any forward-looking statement made by the Company necessarily is based upon a number of estimates and assumptions that, while considered reasonable by the Company, is inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the control of the Company, and are subject to change. Actual results of the Company's operations may vary materially from any forward-looking statement made by or on behalf of the Company. Forward-looking statements should not be regarded as a representation by the Company or any other person that the forward-looking statements will be achieved. Undue reliance should not be placed on any forward-looking statements. Some of the contingencies and uncertainties to which any forward-looking statement contained herein is subject include, but are not limited to, those relating to dependence on existing management, Internet regulation, leverage and debt service, domestic or global economic conditions and changes in federal or state tax laws or the administration of such laws.

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED
MARCH 31, 2001.

REVENUES
- --------
For the three months ended March 31, 2002, revenues were approximately $59,438, a decrease of approximately 35,600, versus revenues of approximately $95,000 for the three months ended March 31, 2001. The decrease in revenues for the 2002 period was due primarily to a decrease in the average number of the Company's restaurant and bar patrons in response to the tragic events of September 11, 2001.

COSTS OF REVENUES
- -----------------
Costs of revenues increased from approximately $51,200 for the three months ended March 31, 2001 to $22,712 for the three months ended March 31, 2002, a decrease of 56%. This decrease was directly related to the decrease in sales of 37%. Gross profits decreased from approximately $41,600 for the three months ended March 31, 2001 to $36,726 for the three months ended March 31, 2002.

OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES
- ----------------------------------------------
Operating, general and administrative expenses decreased from approximately $39,300, an increase of $3,800 or 10% for the three months ended March 31, 2001 as compared to approximately $43,131 for the three months ended March 31, 2002. This increase in operating expenses for the three months ended March 31, 2002 occurred primarily due to marketing costs in an effort to increase restaurant and bar patrons.

NET LOSSES
- ----------
For the three months ended March 31, 2001, net losses from operations totaled approximately $36, compared to a net loss of approximately $7,191 for the three months ended March 31, 2002. This was due primarily to the drop in patrons due to the tragic events of September 11, 2001 and the increase in marketing costs to increase sales.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------
The ability of the Company to satisfy its obligations depends in part upon its ability to reach a profitable level of operations and, if needed, to procure short and long-term financing to continue development of its restaurant and entertainment operations through Westchester Sports Grill. There is no assurance that, if needed, short and long-term financing could be obtained to fulfill the Company's capital needs. If needed, the Company's management may offer short-term loans in order to provide liquidity for Westchester Sports Grill. In addition, if needed, the Company may attempt to sell additional common stock to meet its current and future capital needs. The Company currently does not have plans to obtain a line of credit from a financial institution, as it is currently able to continue operations of Westchester Sports Grill without additional financing. However, if the Company cannot maintain its operations through revenues obtained by Westchester Sports Grill, and could not obtain either short or long-term funding or funding through the sale of its common stock, the Company would be unlikely to continue its operations.

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


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits.

Exhibit
Number            Description
- ------------------------------------------------------------

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


EIGHT BALL CORPORATION,
d/b/a Westchester Sports Grill
- ------------------------------
       (Registrant)

Date: August 14, 2002
- -----------------

/s/ ALFONSO HERNANDEZ, JR.
    ----------------------
    ALFONSO HERNANDEZ, JR.
    PRESIDENT
    EIGHT BALL CORPORATION,
    d/b/a Westchester Sports Grill