Form 10QSB
period 2002-09-30
EIGHT BALL CORP DBA WESTCHESTER SPORTS GRILL
filed 2002-11-15
CIK 1070512

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM __________ TO __________.


                        COMMISSION FILE NUMBER: 000-26211


                             EIGHT BALL CORPORATION,
                         d/b/a/ Westchester Sports Grill
             (Exact name of registrant as specified in its charter)


                Nevada                                           95-4666270
    (State or other jurisdiction of                            (IRS Employer
     incorporation or organization)                          Identification No.)


     5630 West Manchester Boulevard
         Los Angeles, California                                    90045
(Address of principal executive offices)                          (Zip Code)


                                 (310) 670-2366
              (Registrant's telephone number, including area code)


                                       N/A
          (Former name or former address, if changed since last report)


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class:                             Outstanding at September 30, 2002:
           ------                             ----------------------------------
Common Stock, $.001 par value                           150,000 shares

Transitional Small Business Disclosure Format (check one):

YES [ ]   NO [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements










                             EIGHT BALL CORPORATION

                              FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002
                                DECEMBER 31, 2001
                                DECEMBER 31, 2000

                             EIGHT BALL CORPORATION

                                    CONTENTS

                                                                            PAGE
                                                                            ----
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

                       MARK SHERMAN CPA PROFESSIONAL CORP.
                            316 SOUTH JONES BOULEVARD
                               LAS VEGAS, NV 89107
                    PHONE (702) 645-6318 FAX: (702) 645-1604
--------------------------------------------------------------------------------

                           ACCOUNTANT'S REVIEW REPORT

Board of Directors
Eight Ball Corporation
Las Vegas, Nevada

     I have reviewed the accompanying balance sheet of Eight Ball Corporation (a Nevada Corporation) as of September 30, 2002, and the related statements of operations, stockholders' equity and cash flows for the nine months ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Eight Ball Corporation.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying September 30, 2002 financial statements in order for them to be in conformity with generally accepted accounting principals.

The financial statements for the quarter ended March 31, 2002 and years ended December 31, 2001 and December 31, 2000 were audited by other auditors and they expressed an unqualified opinion on them in their report dated May 7, 2002, but I have not performed any auditing procedures since that date.


Mark Sherman CPA Professional Corp
November 6, 2002

                             EIGHT BALL CORPORATION
                                 BALANCE SHEETS

                                           (Unaudited)   (Audited)    (Audited)
                                             Sep 30,      Dec 31,      Dec 31,
                                              2002         2001         2000
                                            ---------    ---------    ---------
                                     ASSETS
CURRENT ASSETS
  Cash                                      $       0    $       0    $     109
  INVENTORY                                 $  11,741    $  15,639    $  13,984
                                            ---------    ---------    ---------
     TOTAL CURRENT ASSETS                   $  11,741    $  15,639    $  14,093

PROPERTY AND EQUIPMENT, NET                 $  13,359    $  15,717    $  18,861

OTHER ASSETS                                $       0    $       0    $       0
                                            ---------    ---------    ---------

     TOTAL ASSETS                           $  25,100    $  31,356    $  32,954
                                            =========    =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                          $  51,909    $  44,799    $  36,969
  Accrued Liabilities                       $  35,804    $  34,734    $  28,825
                                            ---------    ---------    ---------
     TOTAL CURRENT LIABILITIES              $  87,713    $  79,533    $  65,794

LONG-TERM LIABILITIES                       $       0    $       0    $       0

STOCKHOLDERS' EQUITY
  Common Stock, $.001 par value
    Authorized 50,000,000 shares;
    Issued and outstanding $150,000 shares  $     150    $     150    $     150

  Additional Paid In Capital                $  78,550    $  74,850    $  74,850

  Retained Earnings (Deficit)               $(141,313)   $(123,177)   $(107,840)
                                            ---------    ---------    ---------

  TOTAL STOCKHOLDERS' EQUITY                $ (62,613)   $ (48,177)   $ (32,840)

     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                 $  25,100    $  31,356    $  32,954
                                            =========    =========    =========

                 See accompanying notes to financial statements.

                             EIGHT BALL CORPORATION
                             STATEMENT OF OPERATIONS

                                     (Unaudited)      (Audited)       (Audited)
                                     Jan 1, 2002     Jan 1, 2001     Jan 1, 2000
                                         TO              TO              TO
                                    Sep 30, 2002    Dec 31, 2001    Dec 31, 2000
                                    ------------    ------------    ------------
REVENUES                              $ 156,612       $ 325,041       $ 306,193
COST OF SALES                         $ (24,474)      $(192,261)      $(141,650)
                                      ---------       ---------       ---------
  GROSS PROFIT                        $ 132,138       $ 132,780       $ 164,543

EXPENSES

Selling, general and
  Administrative                      $(147,916)      $(144,973)      $(168,280)
                                      ---------       ---------       ---------

  Depreciation                        $  (2,358)      $  (3,144)      $  (3,144)
                                      ---------       ---------       ---------
TOTAL EXPENSES                        $(150,274)      $(148,117)      $(171,424)
                                      ---------       ---------       ---------
NET PROFIT (LOSS)                     $ (18,136)      $ (15,337)      $  (6,881)
                                      =========       =========       =========
NET PROFIT (LOSS)
  PER SHARE                           $    (.12)      $   ( .10)      $   (0.05)
                                      =========       =========       =========
AVERAGE NUMBER OF
  SHARES OF COMMON
  STOCK OUTSTANDING                     150,000         150,000         150,000
                                      =========       =========       =========

                 See accompanying notes to financial statements.

                             EIGHT BALL CORPORATION
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                           Common Stock
                                       ----------------------
                                        Number                   Additional   Retained
                                          of                      Paid In     Earnings
                                        Shares       Amount       Capital     (Deficit)
                                       ---------    ---------    ---------    ---------
BALANCE, DEC. 31, 1997                    50,000    $      50    $  49,950    $  (1,227)

SEPTEMBER 15, 1998
  PUBLIC OFFERING
  REGULATION D
  ISSUED FOR CASH                        100,000    $     100    $  24,900

NET (LOSS) YEAR ENDED 12/31/98                                                $ (61,600)
                                       ---------    ---------    ---------    ---------

BALANCE DEC. 31, 1998                    150,000    $     150    $  74,850    $ (62,827)

NET (LOSS) YEAR ENDED 12/31/99                                                $ (38,132)
                                       ---------    ---------    ---------    ---------

BALANCE DEC. 31, 1999                    150,000    $     150    $  74,850    $(100,959)

NET (LOSS) YEAR ENDED 12/31/00                                                $  (6,881)
                                       ---------    ---------    ---------    ---------
BALANCE DEC. 31, 2000                    150,000    $     150    $  74,850    $(107,840)

NET(LOSS), YEAR ENDED 12/31/01                                                $ (15,337)
                                       ---------    ---------    ---------    ---------
BALANCE DEC. 31, 2001                    150,000    $     150    $  74,850    $(123,177)

Net(Loss), nine months ended 9/30/02                                          $ (18,136)
                                       ---------    ---------    ---------    ---------
BALANCE, SEPTEMBER 30, 2002              150,000    $     150    $  74,850    $(141,313)
                                       =========    =========    =========    =========

                 See accompanying notes to financial statements.

                             EIGHT BALL CORPORATION
                             STATEMENT OF CASH FLOWS

                                        (Unaudited)    (Audited)     (Audited)
                                        Jan 1, 2002   Jan 1, 2001   Jan 1, 2000
                                             to            to            to
                                        Sep 30, 2002  Dec 31, 2001  Dec 31, 2000
                                        ------------  ------------  ------------
CASH FLOWS FROM
OPERATING ACTIVITIES

Net Income (Loss)                         $ (18,136)    $ (15,337)    $  (6,881)

Adjustments to reconcile net income
  (loss) to cash provided by operating
  activities:

Depreciation                              $   2,358     $   3,144     $   3,144
Decrease(Increase)in Inventory            $   3,898     $  (1,655)    $  (4,282)
Increase in Accounts Payable              $   7,110     $   7,910     $   8,796
Increase (Decrease)in Accrued Liab        $   1,070     $   5,829     $    (913)

NET CASH PROVIDED BY
OPERATING  ACTIVITIES                     $  (3,700)    $    (109)    $    (136)

CASH FLOWS FROM
INVESTING ACTIVITIES

     PURCHASE OF EQUIPMENT                $      (0)    $      (0)    $      (0)
                                          ---------     ---------     ---------

NET CASH (USED IN) INVESTING
  ACTIVITIES                              $      (0)    $      (0)    $      (0)
                                          ---------     ---------     ---------

CASH FLOWS FROM
  FINANCING ACTIVITIES

Paid-in-capital                           $   3,700     $       0     $       0
                                          ---------     ---------     ---------

NET INCREASE
(decrease) in Cash                        $       0     $    (109)    $    (136)

Cash
BEGINNING OF PERIOD                       $       0     $     109     $     245
Cash
                                          ---------     ---------     ---------
End of Period                             $       0     $       0     $     109
                                          =========     =========     =========

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

     3. Cash and Cash Equivalents-For the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of September 30, 2002, December 31, 2001 and December 31, 2000.

     4. Inventory-Inventories are stated at the lower of cost(which approximates first-in, first-out cost) or market. 5. Property and Equipment-Property and Equipment is stated at cost. Depreciation is recorded using the straight-line method over the estimated useful life of the asset of three to seven years.

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

NOTE 3 - INVENTORY

     Inventories consist of the following:

                                          Sep 30,     Dec 31,     Dec 31,
                                            2002        2001        2000
                                          --------    --------    --------
     Finished goods                       $      0    $      0    $      0
     Goods-in-process                     $      0    $      0    $      0
     Raw materials                        $ 11,741    $ 15,639    $ 13,984
                                          --------    --------    --------
              Total inventories           $ 11,741    $ 15,639    $ 13,984
                                          ========    ========    ========

NOTE 4 - PROPERTY AND EQUIPMENT

     The Company's property and equipment consisted of the following:

                                          Sep 30,     Dec 31,     Dec 31,
                                            2002        2001        2000
                                          --------    --------    --------
     LEASEHOLD IMPROVEMENTS               $      0    $      0    $      0
     Manufacturing equipment              $      0    $      0    $      0
     Computer equipment, office
     Furniture and other                  $ 31,436    $ 31,436    $ 31,436
                                          --------    --------    --------
                                          $ 31,436    $ 31,436    $ 31,436
     Less: Accumulated Depreciation       $(18,077)   $(15,719)   $(12,575)
                                          --------    --------    --------
                                          $ 13,359    $ 15,717    $ 18,861
                                          ========    ========    ========

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

Total rent expense was $82,092 for the year ended December 31, 2000.
Total rent expense was $65,686 for the year ended December 31, 2001.
Total rent expense was $35,654 for the nine months ended September 30, 2002.

Estimated future minimum lease payments as of September 30, 2002 are as follows:

Year ending December 31, 2002                        $ 14,019
Year ending December 31, 2003                        $ 56,076
Year ending December 31, 2004                        $ 56,076
Year ending December 31, 2005                        $ 18,692
                                                     --------
                                                     $144,863
                                                     ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL OVERVIEW

The Registrant, Eight Ball Corporation, is a Nevada corporation formed on October 9, 1997. It is currently doing business as Westchester Sports Grill. Westchester Sports Grill is located at 5630 West Manchester Boulevard, Los Angeles, California, 90045. Since its opening in July of 1998, Westchester Sports Grill has served the residential, university, commercial, and tourist communities in its surrounding areas. Westchester Sports Grill provides dining, including alcoholic beverages, and entertainment services to its customers. Westchester Sports Grill's niche is in providing:

*    live bands performing Hispanic dance music, with dancing areas;

* sports-oriented entertainment including video games, billiard tables, and television monitors showing sports events and news; and

* restaurant dining that provides a hint of Mexican flavor to an American cuisine.

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

(a) Exhibits.

Exhibit
Number         Description
------         -----------
3.1            Articles of Incorporation of Eight Ball Corporation
               (Incorporated by reference from Exhibit 3.1 of Form 10-QSB filed March 12, 2001).

3.2            Bylaws of Eight Ball Corporation
               (Incorporated by reference from Exhibit 3.2 of Form 10-QSB filed March 12, 2001).

10.1           Lease
               (Incorporated by reference from Exhibit 10.1 of Form 10-KSB filed April 18, 2001).

(b) Reports on Form 8-K.

The Company filed no 8-K reports for the quarter ending September 30, 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                        EIGHT BALL CORPORATION,
                                        d/b/a Westchester Sports Grill
                                        (Registrant)


Date: November 12, 2002                 /s/ ALFONSO HERNANDEZ, JR.
                                        ----------------------------------------
                                        ALFONSO HERNANDEZ, JR.
                                        PRESIDENT
                                        EIGHT BALL CORPORATION,
                                        d/b/a Westchester Sports Grill


                                  CERTIFICATION

     In connection with the Quarterly Report of Eight Ball Corporation (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alfonso Hernandez, JR., Chief Executive and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects the financial condition and results of the Company.


Date: November 12, 2002                 /s/ Alfonso Hernandez, Jr.
                                        ----------------------------------------
                                        Alfonso Hernandez, Jr.
                                        CHIEF EXECUTIVE AND FINANCIAL OFFICER