Form 10QSB/A
period 2002-09-30
EIGHT BALL CORP DBA WESTCHESTER SPORTS GRILL
filed 2002-12-09
CIK 1070512

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB/A

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class:                             Outstanding at September 30, 2002:
           ------                             ----------------------------------
Common Stock, $.001 par value                          3,000,000 shares

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

STOCKHOLDERS' EQUITY
  Common Stock, $.001 par value
  Authorized 50,000,000 shares;
  Issued and outstanding:
     3,000,000 shares:                      $     150
       150,000 shares:                                   $     150
       150,000 shares:                                                $     150
  Additional Paid In Capital                $  78,550    $  74,850    $  74,850

  Retained Earnings (Deficit)               $(141,313)   $(123,177)   $(107,840)
                                            ---------    ---------    ---------

  TOTAL STOCKHOLDERS' EQUITY                ($ 62,613)   ($ 48,177)   ($ 32,840)
                                            ---------    ---------    ---------

           TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY             $  25,100    $  31,356    $  32,954
                                            =========    =========    =========

                 See accompanying notes to financial statements

                             EIGHT BALL CORPORATION
                             STATEMENT OF OPERATIONS

                                 (Unaudited)       (Audited)        (Audited)
                                  Jan 1,2002      Jan 1, 2001       Jan 1,2000
                                      to               to               to
                                 Sep 30, 2002     Dec 31, 2001     Dec 31, 2000
                                 ------------     ------------     ------------
REVENUES                         $    156,612     $    325,041     $    306,193
COST OF SALES                    $    (24,474)    $   (192,261)    $   (141,650)
                                 ------------     ------------     ------------
  GROSS PROFIT                   $    132,138     $    132,780     $    164,543

EXPENSES

Selling, general and
         Administrative          $   (147,916)    $   (144,973)    $   (168,280)
                                 ------------     ------------     ------------

         Depreciation            $     (2,358)    $     (3,144)    $     (3,144)
                                 ------------     ------------     ------------
TOTAL EXPENSES                   $   (150,274)    $   (148,117)    $   (171,424)
                                 ------------     ------------     ------------
NET PROFIT (LOSS)                $    (18,136)    $    (15,337)    $     (6,881)
                                 ============     ============     ============

NET PROFIT (LOSS)
PER SHARE                        $       (.01)    $       (.10)    $      (0.05)
                                 ============     ============     ============
AVERAGE NUMBER OF
SHARES OF COMMON
STOCK OUTSTANDING                   3,000,000          150,000          150,000
                                 ============     ============     ============

                 See accompanying notes to financial statements

                             EIGHT BALL CORPORATION
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                              Common Stock
                                       --------------------------
                                          Number                    Additional
                                            of                        Paid In        Retained
                                          Shares        Amount        Capital    Earnings(Deficit)
                                       -----------    -----------   -----------  -----------------
Balance, Dec. 31, 1997                      50,000    $        50   $    49,950    $    (1,227)

September 15, 1998
Public offering
Regulation D
issued for cash                            100,000    $       100   $    24,900

Net (Loss) year ended 12/31/98                                                     $   (61,600)
                                       -----------    -----------   -----------    -----------

Balance Dec. 31, 1998                      150,000    $       150   $    74,850    $   (62,827)

Net (Loss) year ended 12/31/99                                                     $   (38,132)
                                       -----------    -----------   -----------    -----------

Balance Dec. 31, 1999                      150,000    $       150   $    74,850    $  (100,959)

Net (Loss) year ended 12/31/00                                                     $    (6,881)
                                       -----------    -----------   -----------    -----------
Balance Dec. 31, 2000                      150,000    $       150   $    74,850    $  (107,840)

Net(Loss), year ended 12/31/01                                                     $   (15,337)
                                       -----------    -----------   -----------    -----------
Balance Dec. 31, 2001                      150,000    $       150   $    74,850    $  (123,177)

20:1 forward stock split 1/18/02         2,850,000

Net(Loss), nine months ended 9/30/02                                               $   (18,136)
                                       -----------    -----------   -----------    -----------
Balance, September 30, 2002              3,000,000    $       150   $    74,850    $  (141,313)
                                       ===========    ===========   ===========    ===========

                 See accompanying notes to financial statements.

                             EIGHT BALL CORPORATION
                             STATEMENT OF CASH FLOWS

                                         (Unaudited)   (Audited)     (Audited)
                                        Jan 1, 2002   Jan 1, 2001   Jan 1, 2000
                                             to            to            to
                                        Sep 30, 2002  Dec 31, 2001  Dec 31, 2000
                                        ------------  ------------  ------------
CASH FLOWS FROM
OPERATING ACTIVITIES

Net Income (Loss)                         $(18,136)    $(15,337)     $ (6,881)

Adjustments to reconcile net income
(loss) to cash provided by operating
activities:

Depreciation                              $  2,358     $  3,144      $  3,144
Decrease (Increase)in Inventory           $  3,898     $ (1,655)     $ (4,282)
Increase in Accounts Payable              $  7,110     $  7,910      $  8,796
Increase (Decrease)in Accrued Liab        $  1,070     $  5,829      $   (913)

NET CASH PROVIDED BY
OPERATING ACTIVITIES                      $ (3,700)    $   (109)     $   (136)

CASH FLOWS FROM
INVESTING ACTIVITIES

         Purchase of Equipment            $     (0)    $     (0)     $     (0)
                                          --------     --------      --------

Net Cash (used in) investing activities   $     (0)    $     (0)     $     (0)
                                          --------     --------      --------

CASH FLOWS FROM
FINANCING ACTIVITIES

Paid-in-capital                           $  3,700     $      0      $      0
                                          --------     --------      --------

Net increase
(decrease) in Cash                        $      0     $   (109)     $   (136)

Cash
Beginning of Period                       $      0     $    109      $    245
                                          --------     --------      --------
End of Period                             $      0     $      0      $    109
                                          ========     ========      ========

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

     On January 18, 2002, the Company executed a forward stock split of 20:1 for all shares issued and outstanding that resulted in there being 3,000,000 shares issued and outstanding.

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

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001.

REVENUES

For the nine months ended September 30, 2002, revenues were approximately $156,612 a decrease of approximately $110,733, versus revenues of approximately $267,345 for the nine months ended September 30, 2001. The decrease in revenues for the 2002 period was due primarily to a decrease in the average number of the Company's restaurant and bar patrons in response to the tragic events of September 11,2001.

COSTS OF REVENUES

Costs of revenues decreased from approximately $168,782 for the nine months ended September 30, 2001 to $24,474 for the nine months ended September 30, 2002, a decrease of 85.5%. This decrease was directly related to the decrease in sales of 41.5%. Gross profits increased from approximately $98,563 for the nine months ended September 30, 2001 to $132,138 for the nine months ended September 30, 2002.

OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES

Operating, general and administrative expenses increased from approximately $106,413, an increase of $43,861 or 29.2% for the nine months ended September 30, 2001 as compared to approximately $150,274 for the nine months ended September 30, 2002. This increase in operating expenses for the nine months ended September 30, 2002 occurred primarily due to marketing costs in an effort to increase restaurant and bar patrons.

NET LOSSES

For the nine months ended September 30, 2001, net losses from operations totaled approximately $7,850, compared to a net loss of approximately $18,136 for the nine months ended September 30, 2002. This was due primarily to the drop in patrons due to the tragic events of September 11, 2001 and the increase in marketing costs to increase sales.

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


                                        EIGHT BALL CORPORATION,
                                        d/b/a Westchester Sports Grill
                                        (Registrant)


Date: December 6, 2002                  /s/ ALFONSO HERNANDEZ, JR.
                                        ----------------------------------------
                                        ALFONSO HERNANDEZ, JR.
                                        PRESIDENT
                                        EIGHT BALL CORPORATION,
                                        d/b/a Westchester Sports Grill

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


Date: December 6, 2002                  /s/ Alfonso Hernandez, Jr.
                                        ----------------------------------------
                                        Alfonso Hernandez, Jr.
                                        CHIEF EXECUTIVE AND FINANCIAL OFFICER