Form 10KSB
period 2002-12-31
EIGHT BALL CORP DBA WESTCHESTER SPORTS GRILL
filed 2003-04-04
CIK 1070512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-26211

Secure Blue, Inc.
(Exact name of small business issuer as specified in its charter)

5630 West Manchester Boulevard
Los Angeles, California 90045
(310) 670-2366
Address of Principal Executive Offices

Nevada
(State of incorporation)

95-4666270
(IRS Employer Identification #)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: 9,240,000 Common Stock, par value $.001 per share

[X]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

[ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB or any amendment to this Form 10-KSB.

Issuer's revenues for its most recent fiscal year: $214,617

The number of shares outstanding of the Registrant's common stock as of December 31, 2002 was 9,240,000

Transitional Small Business Disclosure Format: [ ] YES [ X ] NO

I

Secure Blue, Inc.

Table of Contents

Description of Business	3
Description of Property	3
Legal Proceedings	3
Submission of Matters to a Vote of Security Holders	4
Market for Common Equity and Related Stockholder Matters	4
Management's Discussion and Analysis or Plan of Operations	5
Financial Statements	7
Changes In / Disagreements with Accountants Disclosure	15
Directors, Executive Officers, Promoters and Control Persons	15
Executive Compensation	15
Security Ownership of Certain Beneficial Owners and Management	17
Certain Relationships and Related Transactions	17
Index to Exhibits and Reports	18
Signatures	18

II

Secure Blue, Inc.

Description of Business

General

Secure Blue, Inc. (formally known as Eight Ball Corporation) is a Nevada corporation formed on October 9, 1997. It is currently doing business as Westchester Sports Grill. Westchester Sports Grill is located at 5630 West Manchester Boulevard, Los Angeles, California 90045. Since its opening in July of 1998, Westchester Sports grill has served the residential, university, commercial, and tourist communities in its surrounding area. Westchester Sports Grill provides dining, including alcoholic beverages, and entertainment services to its customers. Entertainment services include live bands and appropriate dancing areas; sports entertainment including video games, billiard tables, and television monitors showing sports events and news.

Name of Corporation / Subsequent and Pending Events

On January 8, 2003 the Company changed its name from Eight Ball Corporation to CardioBioscience Corporation in anticipation of a consummation of a business combination that subsequently never transpired.

On February 7, 2003 the Company changed its name from CardioBioscience Corporation to Secure Blue, Inc. on anticipation of a consummation of a business combination.

This Annual Report on Form 10-KSB presents financial reporting information as to Secure Blue, Inc. (formally known as Eight Ball Corporation) and the business operations of Secure Blue, Inc. (formally known as Eight Ball Corporation) (d/b/a Westchester Sports Grill) for the fiscal year ending December 31, 2002, and any prior reporting periods indicated.

Secure Blue, Inc. (formally known as Eight Ball Corporation) has authorized 50,000,000 shares of common stock, par value $.001. At December 31, 2002; 9,240,000 shares of common stock were issued and outstanding; The common stock of Secure Blue, Inc. (formally known as Eight Ball Corporation) is traded on the NASDAQ Bulletin Board under the symbol "SBLI".

The Company has a December 31st fiscal year end.

Employees

Currently, the company has seven employees, Five of these employees are full-time employees. Additionally, the company has four directors and officers.

Description of Property

The company leases retail space for its restaurant and sports entertainment facilities. The facility lease is for a period of two years and five months. The lease provides a renewal option for an additional two terms. Total lease expense for the fiscal year ending December 31, 2002 was $53,491.

The principle executive offices of Secure Blue, Inc. (formally known as Eight Ball Corporation) consist of a small office portion of the leased facilities.

Secure Blue, Inc.

Legal Proceedings

No legal proceedings were initiated or served upon the company in the fiscal year ending December 31, 2002. On March 6, 2003 the Company received a letter from "The Saving Bank Life Insurance Company of Massachusetts" informing the company the stock symbol "SBLI" infringes on a trademark owned by said bank. Secure Blue, Inc.’s (formally known as Eight Ball Corporation) management anticipates the matter will be resolved amicably.

Submission of Matters to a Vote of Security Holders

None in the fiscal year ending December 31, 2002.

Market for Common Equity and Related Stockholder Matters

Market Information

Secure Blue, Inc. (formally known as Eight Ball Corporation)'s common stock is listed on the NASDAQ Bulletin Board under the symbol "SBLI". The quotations provided are for the over the counter market which reflect interdealer prices without retail mark-up, mark-down or commissions, and may not represent actual transactions. The bid prices included below have been obtained from sources believed to be reliable:

	High	Low
Period Ending

March 31, 2003	$0.53	$0.53
January 10, 2003	$0.01	$0.01
April 10, 2002	$0.01	$0.01

Holders

Secure Blue, Inc. (formally known as Eight Ball Corporation) had 9,240,000 shares of common stock issued and outstanding as of December 31, 2002, which were held by approximately 33 shareholders.

Recent Issuance of Securities

On January 18, 2002 the company issued executed a forward stock split of 20:1 for all shares issued and outstanding, that resulted in there being 3,000,000 shares issued and outstanding.

On November 14, 2002, the company executed a three-for-one stock dividend for all shareholders of. As a result of the stock dividend, the number of common shares issued and outstanding increased to 9,240,000.

Dividend Policy

Secure Blue, Inc. (formally known as Eight Ball Corporation) has not paid a cash dividend on its common stock in the past 12 months. The company does not anticipate paying any cash dividends on its common stock in the next 12 month period. Management anticipates that earnings, if any, will be retained to fund the company's working capital needs and the implementation of its business plan. The payment of any dividends is at the discretion of the Board of Directors.

On November 14, 2002, the company executed a three-for-one stock dividend for all shareholders of. As a result of the stock dividend, the number of common shares issued and outstanding increased to 9,240,000.

Secure Blue, Inc.

Management's Discussion and Analysis or Plan of Operations

Overview

Secure Blue, Inc. (formally known as Eight Ball Corporation) has experienced increasing net losses from operations for the last three fiscal years. The Company has considered a number of estimates and assumptions through these periods to provide a means to evaluate the costs of operations versus revenues, and appropriately adjust business objectives and plans to sustain and grow profitable the Westchester Sports Grill business. Inherently, the best efforts of management may be subject to contingencies and uncertainties beyond the control of Secure Blue, Inc. (formally known as Eight Ball Corporation). Such factors may include domestic economics and competitive pressures.

Secure Blue, Inc.’s (formally known as Eight Ball Corporation) management had projected continued operations of the Westchester Sports grill could be achieved without the need for additional funding or financing. However, either short-term or long-term funding would be considered necessary if operations could not be sustained through revenues; that is, the short term goal that the Westchester Sports Grill would become self-sustaining had to be achieved.

In consideration of the current fiscal year expenses and operations, management had considered the possibility of a business acquisition or merger to be in the best interests of the shareholders of Secure Blue, Inc. (formally known as Eight Ball Corporation). To such end, the company, in January 2003, began discussions and negotiations with CardioBioscience Corporation in anticipation of a business combination that subsequently never transpired.

In February 2003, the company has entered into a Letter of Intent with Omega Information Solutions, Inc. in anticipation of a business combination, with such activity pending as needed to reach agreements and actions necessary to complete such anticipated business merger.

In March 2003, the Company entered into an Agreements and Plan of Merger with to merge with Omega Information Solutions, Inc. to acquire the assets of Omega subject to completion of mutual due diligence examination of the Company and Omega. To accomplish the Agreement, the Company will acquire all of Omega's outstanding common stock owned by the shareholders of Omega. Omega shareholders shall receive a total of twelve million (12,000,000) shares of the Company's common stock, which shall constitute approximately sixty percent (60%) of all the outstanding shares of the Company's common stock upon closing of the Agreement, in exchange for all of the Omega shares.

Financial Condition and Results of Operations

For the fiscal years 2002, 2001, and 2000; the company has achieved gross profits of $167,358, $132,780, and $164,543. Selling, general and administrative expenses for these periods were $198,837, $144,973, and $168,280; contributing to net losses for each period of $34,623, $15,337, and $6,881.

Liquidity and Capital Resources

The company has been dependent upon operations for cash flow; On October 9, 1997, the Company issued 50,000 shares of its common stock for $50,000 cash. On September 15, 1998, the Company completed a public offering that was offered without registration under the Securities Act of 1933, as amended, in reliance upon the exemption from registration afforded by sections 4 (2) and 2 (b) of the Securities Act and Regulation D promulgated thereunder. The Company sold 100,000 shares at a price of $0.04 per share for a total amount raised of $25,000.

The company currently relies on advances from officers to supplement cash flows. No commitments are in place to continue these cash advances. Cash available at the end of each of the prior three fiscal years is: 2002 = $0, 2001 = $0, and 2000 = $109.

Secure Blue, Inc.

Forward-Looking Statements

Certain statements concerning the Company's plans and intentions included herein may constitute forward-looking statements for purposes of the Securities Litigation Reform Act of 1995 for which the Company claims a safe harbor under that Act. There are a number of factors that may affect the future results of the Company, including, but not limited to, (a) the ability of the company to obtain additional funding for operations, (b) the continued availability of management to develop the business plan and (c) successful development and market acceptance of the company’s products.

Secure Blue, Inc. (formally known as Eight Ball Corporation)
Financial Statements

December 31, 2002
December 31, 2001
December 31, 2000
Contents
Page
Independent Auditor's Report	8
Financial Statements
Balance Sheet	9
Statement of Operations	10
Statement of Stockholders’ Equity	11
Statement of Cash Flows	12
Notes to Financial Statements	13-14

Independent Auditor's Report

MARK SHERMAN CPA PROFESSIONAL CORP.
601 SOUTH RANCHO DRIVE SUITE D-32
LAS VEGAS, NV 89106-4827
PHONE (702) 645-6318 FAX: (702) 645-1604

Board of Directors
Eight Ball Corporation
Las Vegas, Nevada

     We have audited the accompanying balance sheet of Eight Ball Corporation as of December 31, 2002; and the related statement of operations, stockholders’ equity and cash flows for the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financials referred to above present fairly, in all material respects, the financial position of Eight Ball Corporation at December 31, 2002; and the results of operations and their cash flows for the period ended December 31, 2002 in conformity with generally accepted accounting principles.

The financial statements for the quarter ended March 31, 2002 and years ended December 31, 2001 and December 31, 2000 were audited by other auditors and they expressed an unqualified opinion on them in their report dated May 3, 2002.

Mark Sherman CPA Professional Corp

March 27, 2003

	EIGHT BALL CORPORATION

	BALANCE SHEET

	For the Year Ending December 31,
	2002	2001	2000
Assets
Current Assets
Cash	$0	$0	$109
Inventory	14,842	15,639	13,984
Total Current Assets	14,842	15,639	14,093
Property and Equipment, Net	12,573	15,717	18,861
Other Assets	0	0	0
Total Assets	$ 27,415	$ 31,356	$ 32,954

Liabilities and Stockholders' Equity
Current Liabilities
Officer advances	48,326	0	0
Accounts payable	57,592	44,799	36,969
Accrued liabilities	4,297	34,734	28,825
Total Current Liabilities	110,215	79,533	65,794
Long-term Liabilities	0	0	0
Stockholders' Equity
Common Stock, $.001 par value
Authorized 50,000,000 shares;
Issued and outstanding:
9,240,000 shares	150
150,000 shares		150
150,000 shares			150
Additional paid-in capital	74,850	74,850	74,850
Retained earning (deficit)	(157,800)	(123,177)	(107,840)
Total Stockholders' Equity	(82,800)	(48,177)	(32,840)
Total Liabilities and Stockholders' Equity	$ 27,415	$ 31,356	$ 32,954

The accompanying notes are an integral part of these financial statements.

	EIGHT BALL CORPORATION

	STATEMENT OF OPERATIONS

	For the Year Ending December 31,
	2002	2001	2000
REVENUES	$ 214,617	$ 325,041	$306,193
COST OF SALES	(47,259)	(192,261)	(141,650)
GROSS PROFIT	167,358	132,780	164,543

EXPENSES
Selling, general and administrative	(198,837)	(144,973)	(168,280)
Depreciation	(3,144)	(3,144)	(3,144)
TOTAL EXPENSES	(201,981)	(148,117)	(171,424)

NET PROFIT (LOSS)	$ (34,623)	$ (15,337)	$ (6,881)

NET PROFIT (LOSS) PER SHARE	$ (.004)	$ (0.10)	$ (0.05)

AVERAGE NUMBER OF SHARES
OF COMMON STOCK OUTSTANDING	9,240,000	150,000	150,000

The accompanying notes are an integral part of these financial statements.

	EIGHT BALL CORPORATION

	STATEMENT OF STOCKHOLDERS' EQUITY

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Deficit

Balance - December 31, 1997	50,000	$50	$49,450	$(1,227)

September 15, 1998
Public offering Regulation D
issued for cash	100,000	$100	$24,900
Net (Loss) year ended 12/31/98				$ (61,600)
Balance - December 31, 1998	150,000	$150	$74,850	$(62,827)

Net (Loss) year ended 12/31/99				$ (38,132)

Balance - December 31, 1999	150,000	$150	$74,850	$(100,959)

Net (Loss) year ended 12/31/00				$ (6,881)

Balance - December 31, 2000	150,000	$150	$74,850	$(107,840)

Net (Loss) year ended 12/31/01				$ (15,337)

Balance - December 31, 2001	150,000	$150	$74,850	$(123,177)

20:1 forward stock split 1/18/02	2,850,000

3 for 1 stock dividend 11/14/02	6,240,000

Net (Loss) year ended 12/31/02				$ (34,623)

Balance - December 31, 2002	9,240,000	$150	$74,850	$(157,800)

The accompanying notes are an integral part of these financial statements.

EIGHT BALL CORPORATION

STATEMENT OF CASH FLOWS

	For the Year Ending December 31,
	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$ (34,623)	$(15,337)	$(6,881)
Adjustments to reconcile net income (loss)
to cash provided by operating activities:
Depreciation	3,144	3,144	3,144
Decrease (Increase) in Inventory	797	1,655	4,282
Increase in Accounts Payable	12,794	7,910	8,796
Increase in Officer's advances	48,326	0	0
Increase (Decrease) in Accrued Liabilities	(30,438)	5,829	(913)
NET CASH PROVIDED BY OPERATING ACTIVITIES	0	109	136
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Equipment	0	0	0
NET CASH USED IN INVESTING ACTIVITIES	0	0	0
CASH FLOWS FROM FINANCING ACTIVITIES
Paid-in-capital	0	0	0
NET CASH USED IN FINANCING ACTIVITIES	0	0	0

Net increase (decrease) in Cash	$ 0	$ (109)	$ (136)
Cash - Beginning of Period	$ 0	$ 109	$ 245
Cash - End of Period	$ 0	$ 0	$ 109

The accompanying notes are an integral part of these financial statements.

EIGHT BALL CORPORATION

Notes To Financial Statements

NOTE 1 – HISTORY AND ORGANIZATION OF THE COMPANY

The Company was organized on October 9, 1997 under the laws of the State of Nevada, under the name Eight Ball Corporation. The Company operates in the pool hall and restaurant industries.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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
3.	Cash and Cash Equivalents-For the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2002,
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
6.	Income taxes-Income taxes are provided for using the liability method of accounting in accordance with Statement of
Financial Accounting Standards No. 109 (SFAS #109) “Accounting for Income Taxes.” A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

NOTE 3 – INVENTORY

Inventories consist of the following:
	December 31,
	2002	2001	2000
Finished goods	$0	$0	$0
Goods-in-process	$0	$0	$0
Raw materials	$14,842	$15,639	$13,984
Total inventories	$14,842	$15,639	$13,984

NOTE 4 – PROPERTY AND EQUIPMENT

The Company’s property and equipment consisted of the following:
	December 31,
	2002	2001	2000
Leasehold improvement	$0	$0	$0
Manufacturing equipment	$0	$0	$0
Computer equipment, office furniture, other	$31,436	$31,436	$31,436
	$31,436	$31,436	$31,436
Less: Accumulated Depreciation	($18,863)	($15,719)	(12,575)
	$12,573	$15,717	$18,861

EIGHT BALL CORPORATION

Notes To Financial Statements

NOTE 5 – STOCKHOLDER’S EQUITY

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

On November 14, 2002, the Company executed a three for one stock dividend for all shares issued and outstanding that resulted in there being 9,240,000 shares issued and outstanding.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company leases retail space for its restaurant and pool hall. The facility lease is for a period of two years and five months. The lease provides a renewal option of two five year additional terms.

Total rent expense was $82,092 for the year ended December 31, 2000.
Total rent expense was $65,686 for the year ended December 31, 2001.
Total rent expense was $53,491 for the year ended December 31, 2002.

Estimated future minimum lease payments as of December 31, 2002 are as follows:

Year ending December 31, 2003	$ 56,076
Year ending December 31, 2004	$ 56,076
Year ending December 31, 2005	$ 18,692
$130,844

NOTE 7 – SUBSEQUENT EVENTS

On January 8, 2003 the Company changed its name from Eight Ball Corporation to CardioBioscience Corporation in anticipation of a consummation of a business combination that subsequently never transpired.

On February 7, 2003 the Company changed its name from CardioBioscience Corporation to Secure Blue, Inc. in anticipation of a consummation of a business combination.

On March 6, 2003 the Company received a letter from “The Savings Bank Life Insurance Company of Massachusetts” informing the Company that the Company’s stock symbol, “SBLI” infringes on a trademark owned by said bank. The Company’s legal counsel anticipates that this matter will be resolved amicably.

Secure Blue, Inc.

Changes In / Disagreements with Accountants on Accounting/Financial Disclosure

There have been no disagreements between the company and its independent accountants on any matter of accounting principles or practices or financial statement disclosure.

Directors, Executive Officers, Promoters and Control Persons

The directors and officers are as follows:

NAME	AGE	POSITION (S)
Alfonso Hernandez, Jr.	35	President, Director
John Harred	34	Secretary
Eduardo Vega	35	Treasurer
Alfonso Hernandez, Sr.	71	Director

Alfonso Hernandez, Jr., from 1992 to the present time, has owned and operated the Los Ponchos Grill in Westwood, California. Mr. Hernandez earned a degree in Business Administration from Loyola Marymount University in Los Angeles, California in 1990.

John Harred has served as manager of Central Fish and Oyster, doing business as The Fish Market, in Los Angeles, California from 1994 to the present time. Mr. Harred has also served as manager of Quality Food in Los Angeles, California from 1996 to the present time. Mr. Harred earned a B.S. in Biology from Loyola Marymount University in Los Angeles in 1992.

Eduardo Vega earned a degree in Physical Education from Memphis University in Memphis, Tennessee in 1991. From 1992 to 1993, Mr. Vega was a professional football player for the NFL Arizona Cardinals in Phoenix, Arizona. Mr. Vega served as a security guard from 1993 to 1997. Mr. Vega has served as owner and operator of 3XL Security in Los Angeles, California from 1997 to the present time.

Alfonso Hernandez, Sr. has owned and managed Hacienda del Ray Restaurant in Los Angeles, California from 1965 to the present time.

Alfonso Hernandez, Sr. is the father of Alfonso Hernandez, Jr.

There are no other relationships by blood or marriage amongst the officers and directors of Secure Blue, Inc. (formally known as Eight Ball Corporation).

The directors shall be elected at an annual meeting of the stockholders and except as otherwise provided within the Bylaws of Secure Blue, Inc. (formally known as Eight Ball Corporation), as pertaining to vacancies, shall hold office until his successor is elected and qualified.

Secure Blue, Inc.

Executive Compensation

Compensation Summary

The following sets forth the aggregate cash compensation paid for services rendered during the last fiscal year.

	Fiscal	Salary		Other
Name and Principal Position	Year	Compensation	Bonus	Compensation
Alfonso Hernandez, Jr.	2002	0	0	0
President, Director
John Harred	2002	0	0	0
Secretary
Eduardo Vega	2002	0	0	0
Treasurer
Alfonso Hernandez, Sr.	2002	0	0	0
Director

Notes:

None of the company's officers and/or directors receive any compensation for their respective services rendered to the company, nor have they received such compensation in the past. Officers and directors have agreed to act without compensation until authorized by the Board of Directors, which is not expected to occur until the company has generated sufficient revenues from its operations.

As of December 31, 2002, we had no group life, health, hospitalization, or medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or change in control of us.

We do not pay members of our Board of Directors any fees for attendance or similar remuneration or reimburse them for any out-of-pocket expenses incurred by them in connection with our business.

Compensation of Directors

There was no compensation paid to any directors of Eight Ball Corporation as director’s fees.

Employment Agreements

No formal employment agreements currently exist with any officer or employee.

Long-Term Incentive Plan

None

Section 16(a) Beneficial Ownership Reporting Compliance

To the best knowledge of the Company, based on reports received pursuant to rule16a-3(e) of the1934 act, all reports required to be filed pursuant to rule 16a-3(e) were filed as of the date of this report.

Secure Blue, Inc.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, all individuals known to beneficially own 5% or more of the Company's common stock, and all officers and directors of the registrant, with the amount and percentage of stock beneficially owned as of December 31, 2002:

Name and Address	Amount and Nature	Percent
of Beneficial Holder	of Beneficial Ownership	of Class

Alfonso Hernandez, Jr.	0 shares	0%
John Harred	0 shares	0%
Eduardo Vega	0 shares	0%
Alfonso Hernandez, Sr.	0 shares	0%
Directors and Officers as a group	0 shares	0%

Jose F. Garcia	3,000,000 shares	32%

As of December 31, 2002 there were approximately 33 shareholders of record and one beneficial owner of the company's common stock.

Certain Relationships and Related Transactions

None for the reporting period ending fiscal year 2002.

Secure Blue, Inc.

Exhibits and Reports on Form 8-K

Exhibits

Secure Blue, Inc. incorporates by reference its Articles of Incorporation and Bylaws, filed as exhibits 3.1 and 3.2, respectively, to the company's Quarterly Report on Form 10-QSB filed March 12, 2001.

Secure Blue, Inc. incorporates by reference its Lease Agreement, filed as Exhibit 10.1 to the company's Annual Report on Form 10-KSB filed April 18, 2001.

Secure Blue, Inc. includes herewith Amendments to Articles of Incorporation pursuant to corporation name changes previously referenced in this Annual Report on Form 10-KSB. These two (2) amendments are filed as Exhibits 3.1.a and 3.1.b.

Eight Ball Corporation includes herewith Certification of Chief Executive Officer and Principal Accounting Officer as Exhibit 99.1 to this Annual Report on Form 10-KSB for the fiscal year 2002.

Index to Exhibits and Reports

Eight Ball Corporation includes herewith the following exhibits:

3.1.a	Amendment to Articles of Incorporation, Name Change, from Eight Ball Corporation to
CardioBioscience Corporation, filed January 8, 2003 with the State of Nevada.
3.1.a	Amendment to Articles of Incorporation, Name Change, from CardioBioscience Corporation to Secure Blue, Inc., filed February 7, 2003 with the State of Nevada.
99.1	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to
18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Secure Blue, Inc.

By: /s/ Alfonso Hernandez, Jr., President
Alfonso Hernandez, Jr., President

Date: March 31, 2003