Form 10QSB
period 2003-03-31
SECURE BLUE INC
filed 2003-05-15
CIK 1070512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

000-26211
(Commission file number)
Secure Blue, Inc.
(Exact name of small business issuer as specified in its charter)
Nevada
(State or other jurisdiction
of incorporation or organization)
95-4666270
(IRS Employer
Identification No.)
5630 West Manchester Boulevard
Los Angeles, California 90045
(Address of principal executive offices)

(310 670-2366
(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

[X]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

The number of shares outstanding of each of the issuer's classes of common equity as of March 31, 2003 - 9,240,000 shares of common stock

The common stock of Secure Blue, Inc. is traded on the NASDAQ Bulletin Board under the symbol "SBLI".

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

	Secure Blue, Inc.

	Index

		Page
		Number

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Plan of Operations	11

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	12

Item 2.	Change in Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	12

Item 4.	Submission of Matters to a Vote of Security Holders	12

Item 5.	Other Information	12

Item 6.	Exhibits and Reports on Form 8-K	12

Item 7.	Controls and Procedures	12

SIGNATURES		13

CERTIFICATION		14

SECURE BLUE, INC.	QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Page
Number

Accountant's Review Report	4

Balance Sheet	5

Statement of Operations	6

Statement of Stockholders' Equity	7

Statement of Cash Flows	8

Notes to Financial Statements	9

Accountant's Review Report

MARK SHERMAN CPA PROFESSIONAL CORP.
601 SOUTH RANCHO DRIVE SUITE D-32
LAS VEGAS, NV 89106-4827
PHONE (702) 645-6318 FAX: (702) 645-1604

Board of Directors
Secure Blue, Inc.
Las Vegas, Nevada

I have reviewed the accompanying balance sheet of Secure Blue, Inc. (a Nevada Corporation) as of March 31, 2003; and the related statements of operations, stockholders’ equity and cash flows for the three months ended March 31, 2003, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Secure Blue, Inc.

A review consists principally of inquires of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying March 31, 2002 financial statements in order for them to be in conformity with generally accepted accounting principals.

The financial statements for the quarter ended March 31, 2002 and years ended December 31, 2001 and December 31, 2000 were audited by other auditors and they expressed an unqualified opinion on them in their report dated May 7, 2002.

Mark Sherman CPA Professional Corp

May 13, 2003

	SECURE BLUE, INC.

	BALANCE SHEET

	March 31,	December 31,	December 31,
	2003	2002	2001
Assets
Current Assets
Cash	$ 1,231	$0	$0
Inventory	14,842	14,842	15,639
Total Current Assets	16,073	14,842	15,639
Property and Equipment, Net	11,787	12,573	15,717
Other Assets	0	0	0
Total Assets	$ 27,860	$ 27,415	$ 31,356

Liabilities and Stockholders' Equity
Current Liabilities
Officer advances	55,426	48,326	0
Accounts payable	54,126	57,592	44,799
Accrued liabilities	7,136	4,297	34,734
Total Current Liabilities	116,688	110,215	79,533
Long-term Liabilities	0	0	0
Stockholders' Equity
Common Stock, $.001 par value
Authorized 50,000,000 shares;
Issued and outstanding:
9,240,000 shares	150
9,240,000 shares		150
150,000 shares			150
Additional paid-in capital	74,850	74,850	74,850
Retained earning (deficit)	(163,828)	(157,800)	(123,177)
Total Stockholders' Equity	(88,828)	(82,800)	(48,177)
Total Liabilities and Stockholders' Equity	$ 27,860	$ 27,415	$ 31,356

See accompanying notes to financial statements.

	SECURE BLUE, INC.

	STATEMENT OF OPERATIONS

	January 1st	January 1st	January 1st
	to	to	to
	March 31st	December 31st	December 31st
	2003	2002	2001
REVENUES	$ 44,564	$ 214,617	$325,041
COST OF SALES	(16,224)	(47,259)	(192,261)
GROSS PROFIT	28,340	167,358	132,780

EXPENSES
Selling, general and administrative	(33,582)	(198,837)	(144,973)
Depreciation	(786)	(3,144)	(3,144)
TOTAL EXPENSES	(34,368)	(201,981)	(148,117)

NET PROFIT (LOSS)	$ (6,028)	$ (34,623)	$ (15,337)

NET PROFIT (LOSS) PER SHARE	$ (.001)	$ (.004)	$ (0.102)

AVERAGE NUMBER OF SHARES
OF COMMON STOCK OUTSTANDING	9,240,000	9,240,000	150,000

See accompanying notes to financial statements.

		SECURE BLUE, INC.
	STATEMENT OF STOCKHOLDERS' EQUITY

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Deficit

Balance - December 31, 1997	50,000	$50	$49,450	$(1,227)

September 15, 1998
Public offering Regulation D
issued for cash	100,000	$100	$24,900
Net (Loss) year ended 12/31/98				$ (61,600)
Balance - December 31, 1998	150,000	$150	$74,850	$(62,827)

Net (Loss) year ended 12/31/99				$ (38,132)

Balance - December 31, 1999	150,000	$150	$74,850	$(100,959)

Net (Loss) year ended 12/31/00				$ (6,881)

Balance - December 31, 2000	150,000	$150	$74,850	$(107,840)

Net (Loss) year ended 12/31/01				$ (15,337)

Balance - December 31, 2001	150,000	$150	$74,850	$(123,177)

20:1 forward stock split 1/18/02	2,850,000

3 for 1 stock dividend 11/14/02	6,240,000

Net (Loss) year ended 12/31/02				$ (34,623)

Balance - December 31, 2002	9,240,000	$150	$74,850	$(157,800)

Net (Loss) quarter ended 3/31/03				$ (6,028)

Balance - December 31, 2002	9,240,000	$150	$74,850	$(163,828)

See accompanying notes to financial statements.

	SECURE BLUE, INC.

STATEMENT OF CASH FLOWS

	January 1st	January 1st	January 1st
	to	to	to
	March 31st	December 31st	December 31st
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(6,028)	$ (34,623)	$(15,337)
Adjustments to reconcile net income (loss)
to cash provided by operating activities:
Depreciation	786	3,144	3,144
Decrease (Increase) in Inventory	0	797	(1,655)
(Decrease) Increase in Accounts Payable	(3,466)	12,794	7,910
Increase in Officer's advances	7,100	48,326	0
Increase (Decrease) in Accrued Liabilities	2,839	(30,438)	5,829
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,231	0	109
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Equipment	0	0	0
NET CASH USED IN INVESTING ACTIVITIES	0	0	0
CASH FLOWS FROM FINANCING ACTIVITIES
Paid-in-capital	0	0	0
NET CASH USED IN FINANCING ACTIVITIES	0	0	0

Net increase (decrease) in Cash	$ 1,231	$ 0	$ (109)
Cash - Beginning of Period	$ 0	$ 0	$ 109
Cash - End of Period	$ 1,231	$ 0	$ 0

See accompanying notes to financial statements.

SECURE BLUE, INC.

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
tax assets and liabilities.

NOTE 3 – INVENTORY

Inventories consist of the following:
	March 31st	December 31st	December 31st
	2003	2002	2001
Finished goods	$0	$0	$0
Goods-in-process	$0	$0	$0
Raw materials	$14,842	$14,842	$15,639
Total inventories	$14,842	$14,842	$15,639

NOTE 4 – PROPERTY AND EQUIPMENT

The Company’s property and equipment consisted of the following:
	March 31st	December 31st	December 31st
	2003	2002	2001
Leasehold improvement	$0	$0	$0
Manufacturing equipment	$0	$0	$0
Computer equipment, office furniture, other	$31,436	$31,436	$31,436
	$31,436	$31,436	$31,436
Less: Accumulated Depreciation	($19,649)	($18,863)	(15,719)
	$11,787	$12,573	$15,717

SECURE BLUE, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 5 - STOCKHOLDER'S EQUITY

The authorized common stock of Secure Blue, Inc. consists of 50,000,000 shares with a par value of $0.001 per share.

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
Total rent expense was $53,491 for the year ended December 31, 2002.
Total rent expense was $10,689 for the three months ended March 31, 2003.

Estimated future minimum lease payments as of March 31, 2003 are as follows:

Year ending December 31, 2003	$ 42,057
Year ending December 31, 2004	$ 56,076
Year ending December 31, 2005	$ 18,692
$116,825

NOTE 7 – NAME CHANGE

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

SECURE BLUE, INC.

QUARTERLY REPORT

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operations

This statement may include projections of future results and “forward looking statements” as that term is defined in Section 27A of the Securities Act of 1933 as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 as amended (the “Exchange Act”). All statements that are included in this Quarterly Report, other than statements of historical fact, are forward looking statements. Although management believes that the expectations reflected in these forward looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.

Financial Summary

Results of Operations for the Three-Months Ended March 31, 2003

The majority of the net loss from operations of $6,028 is primarily comprised of selling, general and administrative expenses of $34,368; offset by gross profits from revenues of $28,340.

Liquidity and Capital Resources

For the Three-Months ended March 31, 2003.

During the three-month period ended March 31, 2003, the Company’s cash position increased by $1,231; primarily due to an increase in officer advances.

Management Plan of Operations

Secure Blue, Inc.; in consideration of the recent fiscal year expenses and operations, had considered the possibility of a business acquisition or merger to be in the best interests of the shareholders of Secure Blue, Inc. (formally known as Eight Ball Corporation). To such end, the company, in January 2003, began discussions and negotiations with CardioBioscience Corporation in anticipation of a business combination that subsequently never transpired.

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

SECURE BLUE, INC.

QUARTERLY REPORT

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

No legal proceedings were initiated or served upon the company in the quarter ending March 31, 2003.

On March 6, 2003 the Company received a letter from "The Saving Bank Life Insurance Company of Massachusetts" informing the company the stock symbol "SBLI" infringes on a trademark owned by said bank. Secure Blue, Inc.’s management anticipates the matter will be resolved amicably.

Item 2.	Change in Securities and Use of Proceeds
None

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Submission of Matters to a Vote of Security Holders
Not applicable

Item 5.	Other Information
None

Item 6. Exhibits and Reports on Form 8-K

Reports on Form 8-K

None, for the quarterly period ending March 31, 2003.

Exhibits

Secure Blue incorporates by reference Schedule 14F - Information Statement, as amended, filed with the Securities and Exchange Commission on May 8, 2003. Pursuant to an Agreement and Plan of Merger by and between Secure Blue, Inc. and Omega Information Solutions, Inc., a Maryland corporation.

Secure Blue incorporates by reference its Annual Report on Form 10-KSB, as amended, filed with the Securities and Exchange Commission on April 23, 2003.

Secure Blue includes herewith the following exhibit.
99.1	Certification of Principal Accounting Officer pursuant to
18 U.S.C. Section 1350, as adopted pursuant to Section 906
of the Sarbanes-Oxley Act of 2002.

Item 7. Controls and Procedures

Secure Blue, Inc. management, including the Principal Executive Officer and Principal Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) and 15d-14(c). This evaluation was conducted within 90 days prior to the filing of this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date the Principal Executive Officer and Principal Financial Officer completed their evaluation.

SECURE BLUE, INC.

QUARTERLY REPORT

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Secure Blue, Inc.
By: /s/ Alfonso Hernandez, Jr., President
Alfonso Hernandez, Jr., President

Date: May 13, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Secure Blue, Inc.
By: /s/ Alfonso Hernandez, Jr., President
Alfonso Hernandez, Jr., President

Date: May 13, 2003

SECURE BLUE, INC.

QUARTERLY REPORT

CERTIFICATION

I, Alfonso Hernandez, Jr., certify that:

1.

I have reviewed this quarterly report on Form 10-QSB of Secure Blue, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.

The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

/s/ Alfonso Hernandez, Jr.
- -----------------------------
Alfonso Hernandez, Jr.
Principal Executive Officer and Principal Accounting Officer