Form 10QSB
period 2003-06-30
SECURE BLUE INC
filed 2003-08-21
CIK 1070512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

000-26211
(Commission file number)

Secure Blue, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada
(State or other jurisdiction
of incorporation or organization)

95-4666270
(IRS Employer
Identification No.)

9400 Key West Ave.
Rockville, Maryland 20850
(Address of principal executive offices)

(301) 517-1890
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

The number of shares outstanding of each of the issuer's classes of common equity as of June 30, 2003 - 9,240,000 shares of common stock

The common stock of Secure Blue, Inc. is traded on the NASDAQ Bulletin Board under the symbol "SBLI".

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

Secure Blue, Inc.

Index

		Page
		Number

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Plan of Operations	11

Item 3.	Controls and Procedures	11

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	12

Item 2.	Change in Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	12

Item 4.	Submission of Matters to a Vote of Security Holders	12

Item 5.	Other Information	12

Item 6.	Exhibits and Reports on Form 8-K	12

SIGNATURES		13

CERTIFICATION		14

SECURE BLUE, INC.

QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

June 30, 2003
March 31, 2003
December 31, 2002
December 31, 2001

Accountant's Review Report

MARK SHERMAN CPA PROFESSIONAL CORP.
601 SOUTH RANCHO DRIVE SUITE D-32
LAS VEGAS, NV 89106-4827
PHONE (702) 645-6318 FAX: (702) 645-1604

Board of Directors
Secure Blue, Inc.
Las Vegas, Nevada

I have reviewed the accompanying balance sheet of Secure Blue, Inc. (a Nevada Corporation) as of June 30, 2003; and the related statements of operations, stockholders’ equity and cash flows for the three months ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Secure Blue, Inc.

A review consists principally of inquires of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying June 30, 2003 financial statements in order for them to be in conformity with generally accepted accounting principals.

The financial statements for the quarter ended March 31, 2002 and years ended December 31, 2001 and December 31, 2000 were audited by other auditors and they expressed an unqualified opinion on them in their report dated May 7, 2002.

Mark Sherman CPA Professional Corp

August 14, 2003

SECURE BLUE, INC.

BALANCE SHEET

	June 30,	March 31,	December 31,	December 31,
	2003	2003	2002	2001
Assets
Current Assets
Cash	$0	$1,231	$0	$0
Inventory	13,460	14,842	14,842	15,639
Total Current Assets	13,460	16,073	14,842	15,639
Property and Equipment, Net	11,001	11,787	12,573	15,717
Other Assets	$ 0	0	0	0
Total Assets	$ 24,461	$ 27,860	$ 27,415	$ 31,356

Liabilities and Stockholders' Equity
Current Liabilities
Officer advances	68,303	55,426	48,326	0
Accounts payable	59,636	54,126	57,592	44,799
Accrued liabilities	13,097	7,136	4,297	34,734
Total Current Liabilities	141,036	116,688	110,215	79,533
Long-term Liabilities	0	0	0	0
Stockholders' Equity
Common Stock, $.001 par value
Authorized 50,000,000 shares;
Issued and outstanding:
9,240,000 shares	150	150	150
150,000 shares				150
Additional paid-in capital	74,850	74,850	74,850	74,850
Retained earning (deficit)	(191,575)	(163,828)	(157,800)	(123,177)
Total Stockholders' Equity	(116,575)	(88,828)	(82,800)	(48,177)
Total Liabilities and
Stockholders' Equity	$ 24,461	$ 27,860	$ 27,415	$ 31,356

See accompanying notes to financial statements.

SECURE BLUE, INC.

STATEMENT OF OPERATIONS

	April 1st	January 1st	January 1st	January 1st
	to	to	to	to
	June 30,	March 31st	December 31st	December 31st
	2003	2003	2002	2001
REVENUES	$51,992	$44,564	$214,617	$325,041
COST OF SALES	(22,817)	(16,224)	(47,259)	(192,261)
GROSS PROFIT	29,175	28,340	167,358	132,780

EXPENSES
Selling, general and administrative	(56,136)	(33,582)	(198,837)	(144,973)
Depreciation	(786)	(786)	(3,144)	(3,144)
TOTAL EXPENSES	(56,922)	(34,368)	(201,981)	(148,117)

NET PROFIT (LOSS)	$ (27,747)	$ (6,028)	$ (34,623)	$ (15,337)

NET PROFIT (LOSS) PER SHARE	$ (.003)	$ (.001)	$ (0.004)	$ (0.102)

AVERAGE NUMBER OF SHARES
OF COMMON STOCK OUTSTANDING	9,240,000	9,240,000	9,240,000	150,000

See accompanying notes to financial statements.

SECURE BLUE, INC.

STATEMENT OF STOCKHOLDERS' EQUITY

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Deficit

Balance - December 31, 1997	50,000	$50	$49,450	$(1,227)

September 15, 1998
Public offering Regulation D
issued for cash	100,000	$100	$24,900
Net (Loss) year ended 12/31/98				$ (61,600)
Balance - December 31, 1998	150,000	$150	$74,850	$(62,827)

Net (Loss) year ended 12/31/99				$ (38,132)

Balance - December 31, 1999	150,000	$150	$74,850	$(100,959)

Net (Loss) year ended 12/31/00				$ (6,881)

Balance - December 31, 2000	150,000	$150	$74,850	$(107,840)

Net (Loss) year ended 12/31/01				$ (15,337)

Balance - December 31, 2001	150,000	$150	$74,850	$(123,177)

20:1 forward stock split 1/18/02	2,850,000

3 for 1 stock dividend 11/14/02	6,240,000

Net (Loss) year ended 12/31/02				$ (34,623)

Balance - December 31, 2002	9,240,000	$150	$74,850	$(157,800)

Net (Loss) quarter ended 3/31/03				$ (6,028)

Balance - March 31, 2003	9,240,000	$150	$74,850	$(163,828)

Net (Loss) quarter ended 6/30/03				$ (27,747)

Balance - June 30, 2003	9,240,000	$150	$74,850	$(191,575)

See accompanying notes to financial statements.

SECURE BLUE, INC.

STATEMENT OF CASH FLOWS

	April 1st	January 1st	January 1st	January 1st
	to	to	to	to
	June 30th	March 31st	December 31st	December 31st
	2003	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(27,747)	$(6,028)	$(34,623)	$(15,337)
Adjustments to reconcile net income (loss)
to cash provided by operating activities:
Depreciation	786	786	3,144	3,144
Decrease (Increase) in Inventory	1,382	0	797	(1,655)
(Decrease) Increase in Accounts Payable	5,510	(3,466)	12,794	7,910
Increase in Officer's advances	12,877	7,100	48,326	0
Increase (Decrease) in Accrued Liabilities	5,961	2,839	(30,438)	5,829
NET CASH PROVIDED BY OPERATING ACTIVITIES	(1,231)	1,231	0	109
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Equipment	0	0	0	0
NET CASH USED IN INVESTING ACTIVITIES	0	0	0	0
CASH FLOWS FROM FINANCING ACTIVITIES
Paid-in-capital	0	0	0	0
NET CASH USED IN FINANCING ACTIVITIES		0	0	0

Net increase (decrease) in Cash	$ (1,231)	$ 1,231	$ 0	$ (109)
Cash - Beginning of Period	$ 1,231	$ 0	$ 0	$ 109
Cash - End of Period	$ 0	$ 1,231	$ 0	$ 0

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
tax assets and liabilities.

NOTE 3 – INVENTORY

Inventories consist of the following:
	June 30th	March 31st	December 31st	December 31st
	2003	2003	2002	2001
Finished goods	$0	$0	$0	$0
Goods-in-process	$0	$0	$0	$0
Raw materials	$13,460	$14,842	$14,842	$15,639
Total inventories	$13,460	$14,842	$14,842	$15,639

NOTE 4 – PROPERTY AND EQUIPMENT

The Company’s property and equipment consisted of the following:
	June 30th	March 31st	December 31st	December 31st
	2003	2003	2002	2001
Leasehold improvement	$0	$0	$0	$0
Manufacturing equipment	$0	$0	$0	$0
Computer equipment,
office furniture, other	$31,436	$31,436	$31,436	$31,436
	$31,436	$31,436	$31,436	$31,436
Less: Accumulated Depreciation	($20,435)	($19,649)	($18,863)	(15,719)
	$11,001	$11,787	$12,573	$15,717

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
Total rent expense was $10,689 for the three months ended March 31, 2003.
Total rent expense was $17,037 for the three months ended June 30, 2003.

Estimated future minimum lease payments as of June 30, 2003 are as follows:

Year ending December 31, 2003	$ 26,023
Year ending December 31, 2004	$ 56,076
Year ending December 31, 2005	$ 18,692
$100,791

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

Financial Summary

Results of Operations for the Three-Months Ended June 30, 2003

The majority of the net loss from operations of $27,747 is primarily comprised of selling, general and administrative expenses of $56,136; offset by gross profits from revenues of $29,175.

Liquidity and Capital Resources

For the Three-Months ended June 30, 2003.

During the three-month period ended June 30, 2003, the Company’s cash position decreased by $1,231; primarily due to an increase in officer advances and accounts payable.

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

In February 2003, the company entered into a Letter of Intent with Omega Information Solutions, Inc. in anticipation of a business combination, with such activity pending as needed to reach agreements and actions necessary to complete such anticipated business merger.

In March 2003, the Company entered into an Agreement and Plan of Merger to merge with Omega Information Solutions, Inc. and to acquire the assets of Omega subject to completion of mutual due diligence examination of the Company and Omega.

In July 2003, the agreement with Omega Information Solutions, Inc., pursuant to the terms of the agreement, was terminated by Omega and such termination was accepted by Secure Blue, Inc.

In July 2003, Secure Blue, Inc. entered into a Stock Purchase Agreement with Red Hand Software Ltd., a UK corporation. Subject to completion of mutual due diligence examinations, Secure Blue will acquire all outstanding shares of Red Hand Software Ltd. This agreement is currently being revised by mutual consent of the parties.

Any acquisition made by the company will likely result in a change of control. The restaurant operations will likely be sold, spun out or disposed of in some other appropriate manner and be subject to required approvals of the board of directors and/or shareholders. Due to this intention to acquire new business operations and discontinue existing operations, Secure Blue, Inc. should be considered as public shell company rather than a restaurant/hospitality concern.

Item 3. Controls and Procedures

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

SECURE BLUE, INC.

QUARTERLY REPORT

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

No legal proceedings were initiated or served upon the company in the quarter ending June 30, 2003.

On March 6, 2003 the Company received a letter from "The Saving Bank Life Insurance Company of Massachusetts" informing the company the stock symbol "SBLI" infringes on a trademark owned by said bank. Secure Blue, Inc. anticipates the matter will be resolved amicably. The complained conduct is an assigned trading symbol received from a third party. Secure Blue, Inc. is not involved in the insurance industry and the potential for confusion in the marketplace is unlikely. The issue will be moot once the name and symbol changes upon successful completion of an acquisition.

Item 2.	Change in Securities and Use of Proceeds
None

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Submission of Matters to a Vote of Security Holders
Not applicable

Item 5.	Other Information
None

Item 6. Exhibits and Reports on Form 8-K

Reports on Form 8-K

Secure Blue, Inc. filed a Report on Form 8-K with the Securities and Exchange Commission on August 12, 2003; re:

1.	Termination of Agreement and Plan of Merger with Omega Information Solutions, Inc.
2.	Stock Purchase Agreement with Red Hand Software Ltd., a UK corporation
3.	Press Release as to Red Hand Software, Ltd.

Exhibits

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

Secure Blue, Inc.
By: /s/ Richard Oravec, President
Richard Oravec, President
Principal Executive Officer and Principal Accounting Officer

Date: August 15, 2003

SECURE BLUE, INC.

QUARTERLY REPORT

CERTIFICATION

I, Richard Oravec, certify that:

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

Date: August 15, 2003

/s/ Richard Oravec
- -----------------------------
Richard Oravec
Principal Executive Officer and Principal Accounting Officer