Form 10QSB
period 2003-09-30
SECURE BLUE INC
filed 2003-12-16
CIK 1070512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended September 30, 2003

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                   For the transition period from _______ to _____

000-26211
(Commission file number)

RedHand International, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

95-4666270
(IRS EmployerIdentification No.)

277 West 11th Street, Apt. 2F
New York, New York. 10014
(Address of principal executive offices)

(212) 924-3548
(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

[X]  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

The number of shares outstanding of each of the issuer’s classes of common equity as of September 30th , 2003 — 9,240,000 shares of common stock

The common stock of RedHand International. is traded on the NASDAQ Bulletin Board under the symbol “RHNI”.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

REDHAND INTERNATIONAL

REVIEWED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003 AND 2002

(UNAUDITED)

CONTENTS

Part I
INDEPENDENT ACCOUNTANTS' REVIEW REPORT
FINANCIAL STATEMENTS:
Independent Accountants' Review Report	1
Balance Sheets	2
Statements of Operations and Accumulated Deficit	3
Statements of Cash Flows	4
NOTES TO FINANCIAL STATEMENTS	5

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

To the Stockholders of
Secure Blue, Inc.
Las Vegas, Nevada

We have reviewed the accompanying balance sheet of Secure Blue, Inc. (a Nevada Corporation), as of September 30, 2003, and the related statements of income and accumulated deficit for the three and nine months ended September 30, 2003, and the statements of cash flows for the nine months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All of the information included in these financial statements is the representation of the management of Secure Blue, Inc.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles in the United States of America.

The financial statements for the year ended December 31, 2002, were audited by other auditors and they expressed an unqualified opinion on them in their report dated March 27, 2003, but we have not performed any auditing procedures since that date.

The June 30, 2003 financial statements of Secure Blue, Inc. were reviewed by other accountants, whose report dated August 14, 2003, stated that they were not aware of any material modifications that should be made to those statements in order for them to be in conformity with generally accepted accounting principles.

Chavez & Koch, CPA’s

December 4, 2003
Henderson, Nevada

RedHand International
BALANCE SHEET

	UNAUDITED 9/30/2003 12/31/2002
ASSETS
CURRENT ASSETS:
Cash	$5,532	$--
Accounts receivable	43,373	--
Prepaid expenses	2,855	--
Inventory	14,842	14,842

Total current assets	66,602	14,842

FIXED ASSETS:
Furniture Fixtures and Equipment	86,196	31,436
Accumulated depreciation	(51,037)	(18,863)

Total fixed assets	35,159	12,573

OTHER ASSETS:
Goodwill	4,366,328	--

Total other assets	4,366,328	--

TOTAL ASSETS	$4,468,089	$27,415

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Officer Advances	$390,309	$48,326
Accounts Payable	304,412	57,592
Taxes Payable	39,010	--
Accrued Liabilities	234,891	4,297
Bank Overdraft	26,030	--

Total current liabilities	994,652	110,215

LONG-TERM LIABILIITES
Loan payable	831,000	--

Total long term liabilities	831,000	--

TOTAL LIABILITIES	1,825,652	110,215

STOCKHOLDERS' EQUITY:
Common stock, 50,000,000 shares authorized,
20,240,000 at 0.000024 par value and 9,240,000 shares
at 0.000016 par value issued and outstanding
as of 9/30/03 and 12/31/02 respectively	486	150
Additional paid-in capital	2,874,514	74,850
Accumulated deficit during development stage	(232,563)	(157,800)

Total stockholders' equity	2,642,437	(82,800)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$4,468,089	$27,415

RedHand International
INCOME STATEMENT
UNAUDITED

	Three months ended		Nine months ended		Inception to
	9/30/2003	9/30/2002	9/30/2003	9/30/2002	9/30/2003
REVENUES:	$25,327	$49,816	$121,883	$156,612	$--
COST OF SALES:	15,151	(15,193)	54,192	24,474	--

GROSS PROFIT	$10,176	$65,009	$67,691	$132,138	$--
EXPENSES:
General and administrative expenses	50,373	57,331	140,091	147,916	--
Depreciation expense
	786	786	2,358	2,358	--

TOTAL EXPENSES	51,159	58,117	142,449	150,274	--

OPERATING PROFIT (LOSS)	(40,983)	6,892	(74,758)	(18,136)	--

Other expenses:
Interest expense	5	--	5	--	--

TOTAL OTHER EXPENSES	5	--	5	--	--

NET LOSS	(40,988)	6,892	(74,763)	(18,136)	--

Accumulated deficit, beginning of period	(191,575)	(148,205)	(157,800)	(123,177)	--

Accumulated deficit, end of period	$(232,563)	$(141,313)	$(232,563)	$(141,313)	$--

Weighted average number
of shares outstanding	14,800,440	3,000,000	11,100,294	6,646,324	9,240,000

Net loss per basic shares	$(0.00)	$0.00	$(0.01)	$(0.00)	$--

RedHand International
CASH FLOW STATEMENT
UNAUDITED

	Nine months ended 9/30/2003 9/30/2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(70,763)	$(18,136)
Adjustments to reconcile net loss
to net cash (used) by operations:
Depreciation	2,358	2,358
Decrease (increase) in Inventory	--	3,898
Increase (decrease) in Accounts Payable	123,968	7,110
Increase (decrease) in Accrued Liabilities	(1,705)	1,070

Net cash provided by operating activities	53,858	(3,700)

CASH FLOWS FROM INVESTING ACTIVITIES:	--	--

NET CASH USED IN INVESTING ACTIVITIES	--	--

CASH FLOWS FROM FINANCING ACTIVITIES:
Paid-in-capital	--	3,700
Officer Advances	(48,326)	--

Net cash (used) by financing activities	(48,326)	3,700

NET INCREASE (DECREASE) IN CASH	5,532	--
CASH, BEGINNING OF PERIOD	--	--

CASH, END OF PERIOD	$5,532	$--

SUPPLEMENTARY INFORMATION:
Interest paid	$--	$--

Income taxes paid	$--	$--

RedHand International, Inc.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2003

BASIS OF PRESENTATION

The unaudited financial statements as of September 30, 2003 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the December 31, 2002 audited financial statements and notes thereto.

NOTE 3 – BUSINESS COMBINATIONS

On August 15th, 2003 Secure Blue, Inc. (the “Company”) entered into an Agreement and Plan of Merger (the “Agreement”) with RedHand™ Software, Ltd. (a U.K Corporation) (“RedHand”) to acquire all of the issued and outstanding common stock of RedHand, subject to the completion of mutual due diligence examinations and the completion of the acquisition of RedHand™ Software, Ltd. by Secure Blue, Inc.

RedHand™ Software, Ltd. develops and markets a suite of software products that enables businesses to monitor the workplace activities of users connected to internal computer networks. Currently marketed to Government agencies and businesses of all sizes, RedHand is particularly relevant to those organizations operating in highly regulated markets where compliance and security are crucial. The merger is expected to fully develop RedHand’s product lines in the North American Market.

The fair market value of the 14,000,000 shares of common stock issued in conjunction with the acquisition of RedHand was $2,800,000 (based on the closing bid price of the Company’s common stock on the acquisition date) of which $336 was assigned to common stock and $2,799,664 was assigned to additional-paid-in capital. Through the acquisition, assets valued at $71,174 and liabilities valued at $1,637,502 were obtained. The difference between the purchase price and the net liabilities in the amount of $4,366,328 was recorded as goodwill. In future periods the Company will have to test the recorded goodwill for possible impairments.

The closing of the Agreement occurred on September 30th, 2003, subject to processing of the appropriate state filings required to complete the transaction. In connection with the Agreement, the Company issued an aggregate of 14,000,000 shares of its restricted common stock, par value $0.000024 per share, to the shareholders of RedHand in exchange for the 14,000,000 shares (100% of shares) of RedHand common stock owned by approximately 6 shareholders.

In connection with the closing of the Agreement, the Company changed its name on October 28, 2003 to “RedHand International” and the OTCBB symbol under which its common stock trades on the Over-The-Counter Bulleting Board to RHNIE. The previous directors and officers resigned their positions as directors and officers of the Company. As a result, the Company experienced a change in control.

NOTE 3 – BUSINESS COMBINATIONS (CONTINUED)

In connection with the reorganization, on August 15, 2003, (i) a shareholder of the Company canceled an aggregate 3,000,000 shares of common stock, representing approximately 30% of the Company’s 9,240,000 shares of common stock outstanding, leaving 6,240,000 shares of common stock outstanding, and (ii) the Company issued 14,000,000 newly issued, restricted shares of common stock in exchange for all of the issued and outstanding shares of RedHand.

In connection with the Agreement and Plan of Merger, all assets and liabilities of Secure Blue’s restaurant operations (“Eight Ball Corporation,” dba Westchester Sports Grill”) are intended to be acquired by Jose Garcia, in consideration for the cancellation of 3,000,000 shares of common stock previously held by Mr. Garcia. The Eight Ball Restaurant was never developed due to a lack of expansion capital, lack of subsequent marketing, and a general slow down in the Entertainment sector. The Eight Ball Restaurant’s operations have benefited little from the public entity and have been burdened by the expense. This disposition of assets is subject to applicable approvals and has not been completed as of September 30, 2003.

Following the closing of the transaction, RedHand Shareholders owned approximately 60% of the issued and outstanding shares of the Company.

Following the share exchange, Secure Blue, Inc. had 20,240,000 common shares issued and outstanding as of September 30, 2003.

The results of operations through September 30, 2003 (date of acquisition) of RedHand are included in the accompanying consolidated financial statements.

PART II

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may become involved in legal proceedings occurring in the ordinary course of business. Subject to the uncertainties inherent in any litigation, the Company believes that there are no pending or threatened proceedings that are reasonably likely to result in a material adverse change in it’s financial condition or operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANT

(a)     Previous independent accountants

On October 2nd, the Board of Directors of Secure Blue, Inc. (the “Registrant”) accepted the resignation of Mark Sherman, CPA (“Sherman”) as the independent public accountants. Sherman’s reports on the Registrant’s financial statements for the quarter ended June 30th, 2003 and year end Dec 31st, 2002 and December 31st 2001, did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting. During the Registrant’s two most recent fiscal years ended December 31st, 2001 and December 31st, 2002 and the subsequent interim period through August 14th, 2003, there were no disagreements between the Registrant and Sherman on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to Sherman’s satisfaction would have caused them to make reference to the subject matter of the disagreement in connection with their reports.

On October 2nd, 2003 Secure Blue, Inc. (the Registrant) with the approval of the Audit Committee of the Board of Directors engaged Eisner LLP as its new independent accountants.

On October 14th, 2003 the Board of Directors of RedHand International, Inc. (the Registrant) accepted the resignation of Eisner LLP (Eisner) as the Public Accountants.

On October 16th, 2003 RedHand International, Inc (the Registrant) with the approval of the Audit Committee of the Board of Directors engaged Chavez & Koch, CPA’s (Chavez) as the Public Accountants

During the fiscal year ended December 31, 2001, the nine months ended September 30, 2002 and the subsequent period prior to the engagement of Chavez on October 16th, 2003, RedHand International did not consult with Chavez regarding the application of accounting principles to any specific transaction, whether completed or proposed, on the type of audit opinion that might be rendered on Chavez consolidated financial statements; or on any matter that was either the subject of a disagreement or a reportable event as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

31.1 31.2 32.1 32.2	Rule 13a-14(a)/15d-14(a) Certification of President, Richard Oravec

Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer, James Leslie Pilkington

Section 1350 Certification, Richard Oravec

Section 1350 Certification, James Leslie Pilkington

(b)     Reports on Form 8-K Two reports were filed on Form 8-K during the quarter ended September 30, 2003, as follows:

    (1)     Changes in Control of Registrant

On August 15th, 2003 Secure Blue, Inc. (the “Company”) entered into an Agreement and Plan of Merger (the “Agreement”) with RedHand Software, Ltd. (a U.K Corporation) (“RedHand”) to acquire all of the issued and outstanding common stock of RedHand, subject to the completion of mutual due diligence examinations and the completion of the acquisition of RedHand, Inc. by Secure Blue, Inc.

    (2)     Changes in Registrant’s Certifying Accountant.

On September 1, 2003, Mark Sherman, CPA (“Sherman”), resigned as the independent public accountants of Secure Blue, Inc. (the “Registrant”).

NOTE 7 – NAME CHANGE

On January 8, 2003 the Company changed its name from Eight Ball Corporation to CardioBioscience Corporation in anticipation of a consummation of a business combination that subsequently never transpired. On February 7, 2003 the Company changed its name from CardioBioscience Corporation to Secure Blue, Inc. in anticipation of a consummation of a business combination.

On October 28th, 2003 the Company changed its name from Secure Blue, Inc to RedHand International to accurately reflect its current business.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

RedHand International, Inc.

By: /S/ Richard Oravec
             Richard Oravec, President

By: /S/ James Leslie Pilkington
             James Leslie Pilkington, Chief Executive Officer

Date: December 15, 2003