Form 10QSB/A
period 2003-09-30
REDHAND INTERNATIONAL INC
filed 2004-11-09
CIK 1070512

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                  FORM 10-QSB/A

                                   ----------

                                 AMENDMENT NO. 1

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM ______ TO ______

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

                                 (212) 924-3548
                           (Issuer's telephone number)

              (Former name, former address and former fiscal year,
                         if changed since last report)

                 CLASS                      OUTSTANDING AS OF SEPTEMBER 30, 2003
                 -----                      ------------------------------------
     COMMON STOCK, $.001 PAR VALUE                        9,240,000

The common stock of RedHand International is traded on the OTC "Pink Sheets" under the symbol "RHNI".

      Transitional Small Business Disclosure Format (check one): |_| Yes |X| No

================================================================================

                                EXPLANATORY NOTE

      The following is Amendment No. 1 to the Quarterly Report on Form 10-QSB for the period ended September 30, 2003 (the "Form 10-QSB") of RedHand International, Inc. This Amendment No. 1 is being filed to reflect the restatement of the Company's financial statements for the nine months ended September 30, 2003, (see Note 3 of Notes to the Consolidated Financial Statements) and to revise disclosures and presentations in other parts of the Form 10-QSB to be consistent with the restated financial statements. This Amendment amends and supplements all three Items of Part I and Item 6 of Part
II. All other statements and provisions in the Form 10-QSB have not been updated and remain unchanged.

                           REDHAND INTERNATIONAL, INC.
                                   FORM 10-QSB
                               SEPTEMBER 30, 2003

                                      INDEX

                                                                            Page
Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)
         Consolidated Balance Sheets..........................................2
         Consolidated Statements of Operations................................3
         Consolidated Statements of Cash Flows................................4
         Consolidated Statements of Stockholders' Equity......................5
         Notes to Consolidated Financial Information..........................6

Item 2   Management's Discussion & Analysis...................................8

Item 3   Controls and Procedures..............................................8


Part II - OTHER INFORMATION

Item 1. Legal Proceedings.....................................................9

Item 2. Changes In Securities.................................................9

Item 3. Defaults Upon Senior Securities......... .............................9

Item 4. Submission Of Matters To A Vote Of Security Holders..................10

Item 5.  Other Information...................................................10

Item 6.  Exhibits and Reports on Form 8-K....................................10

Signatures...................................................................11

Certifications...............................................................11

                           REDHAND INTERNATIONAL, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET

                                                                      (UNAUDITED)
                                                              --------------------------
                                                                 REVISED
                                                               9/30/2003      12/31/2002
                                                              ----------      ----------
                           ASSETS
CURRENT ASSETS:
    Cash                                                      $    5,532      $       --
    Inventory                                                     14,842          14,842
                                                              ----------      ----------
        Total current assets                                      20,374          14,842
                                                              ----------      ----------
FIXED ASSETS:
    Furniture Fixtures and Equipment                              31,436          31,436
    Accumulated depreciation                                     (21,221)        (18,863)
                                                              ----------      ----------
        Total fixed assets                                        10,215          12,573
                                                              ----------      ----------

                                                              ----------      ----------
TOTAL ASSETS                                                  $   30,589      $   27,415
                                                              ----------      ----------
            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Officer Advances                                          $   66,627      $   48,326
    Accounts Payable                                             114,933          57,592
    Taxes Payable                                                  4,000              --
    Accrued Liabilities                                            2,592           4,297
                                                              ----------      ----------
        Total current liabilities                                188,152         110,215
                                                              ----------      ----------

                                                              ----------      ----------
LONG-TERM LIABILITIES                                                 --              --
                                                              ----------      ----------

                                                              ----------      ----------
TOTAL LIABILITIES                                                188,152         110,215
                                                              ----------      ----------
STOCKHOLDERS' EQUITY:
    Common stock, 50,000,000 shares authorized,
        9,240,000 at 0.001 par value and 9,240,000 shares
        at 0.001 par value issued and outstanding
        as of 9/30/03 and 12/31/02 respectively                      150             150
    Additional paid-in capital                                    74,850          74,850
    Accumulated deficit during development stage                (232,563)       (157,800)
                                                              ----------      ----------
        Total stockholders' equity                              (157,563)        (82,800)
                                                              ----------      ----------

                                                              ----------      ----------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                      $   30,589      $   27,415
                                                              ----------      ----------

                           REDHAND INTERNATIONAL, INC.
                          (A Development Stage Company)
                STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                                   (UNAUDITED)

                                                   THREE MONTHS ENDED                NINE MONTHS ENDED            INCEPTION
                                               REVISED                           REVISED                              TO
                                             -----------      -----------      -----------      -----------      -----------
                                              9/30/2003        9/30/2002        9/30/2003        9/30/2002        9/30/2003
                                             ----------------------------      ----------------------------      -----------
REVENUES:                                    $    25,327      $    49,816      $   121,883      $   156,612      $        --
COST OF SALES:                                    15,151          (15,193)          54,192           24,474               --
                                             -----------      -----------      -----------      -----------      -----------
    GROSS PROFIT                             $    10,176      $    65,009      $    67,691      $   132,138      $        --

EXPENSES:
    General & administrative expenses             50,373           57,331          140,091          147,916               --
    Depreciation expense                             786              786            2,358            2,358               --
                                             -----------      -----------      -----------      -----------      -----------
TOTAL EXPENSES                                    51,159           58,117          142,449          150,274               --
                                             -----------      -----------      -----------      -----------      -----------
OPERATING PROFIT (LOSS)                          (40,983)           6,892          (74,758)         (18,136)              --
                                             -----------      -----------      -----------      -----------      -----------
Other expenses:
    Interest expense                                   5               --                5               --               --
                                             -----------      -----------      -----------      -----------      -----------
TOTAL OTHER EXPENSES                                   5               --                5               --               --
                                             -----------      -----------      -----------      -----------      -----------
NET LOSS                                         (40,988)           6,892          (74,763)         (18,136)              --
                                             -----------      -----------      -----------      -----------      -----------
Accumulated deficit, beginning of period        (191,575)        (148,205)        (157,800)        (123,177)
                                             -----------      -----------      -----------      -----------      -----------
Accumulated deficit, end of period           $  (232,563)     $  (141,313)     $  (232,563)     $  (141,313)     $        --
                                             -----------      -----------      -----------      -----------      -----------
Average number of
    common shares outstanding                  9,240,000        3,000,000        9,240,000        3,000,000        9,240,000
                                             -----------      -----------      -----------      -----------      -----------
Net loss per basic shares                    $    (0.004)     $     0.002      $    (0.008)     $    (0.006)     $        --
                                             -----------      -----------      -----------      -----------      -----------

                           REDHAND INTERNATIONAL, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASHFLOWS
                                   (UNAUDITED)

                                                       Nine months ended
                                                     REVISED
                                                     9/30/03         9/30/02
                                                   ----------      ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                       $  (74,763)     $  (18,136)
    Adjustments to reconcile net loss
    to net cash (used) by operations:
    Depreciation                                        2,358           2,358
    Decrease (increase) in Inventory                       --           3,898
    Increase (decrease) in Accounts Payable            57,341           7,110
    Increase (decrease) in Taxes Payable                4,000              --
    Increase (decrease) in Accrued Liabilities         (1,705)          1,070
                                                   ----------      ----------
Net cash provided by operating activities             (12,769)         (3,700)
                                                   ----------      ----------

                                                   ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:                      --              --
                                                   ----------      ----------

                                                   ----------      ----------
NET CASH USED IN INVESTING ACTIVITIES                      --              --
                                                   ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Paid-in-capital                                        --           3,700
    Officer Advances                                   18,301              --
                                                   ----------      ----------
Net cash (used) by financing activities                18,301           3,700
                                                   ----------      ----------

                                                   ----------      ----------
NET INCREASE (DECREASE) IN CASH                    $    5,532      $       --
                                                   ----------      ----------
CASH, BEGINNING OF PERIOD                                  --              --
                                                   ----------      ----------
CASH, END OF PERIOD                                $    5,532      $       --
                                                   ----------      ----------

                           REDHAND INTERNATIONAL, INC
                          (A Development Stage Company)
                 STATEMENT OF STOCKHOLDERS' DEFICIT (UNAUDITED)

                                                Common Stock
                                                                         Paid-In       Retained
                                            Shares        Amount         Capital        Deficit
                                            ------        ------         -------       --------
Balance - December 31, 1997                  50,000     $       50     $   49,450     ($   1,227)

September 15, 1998
Public offering Regulation D
issued for cash                             100,000     $      100     $   24,900
Net (Loss) year ended 12/31/98                                                        ($  61,600)
                                         -------------------------------------------------------
Balance - December 31, 1998                 150,000     $      150     $   74,850     ($  62,827)
Net (Loss) year ended 12/31/99                                                        ($  38,132)
                                         -------------------------------------------------------
Balance - December 31, 1999                 150,000     $      150     $   74,850     ($ 100,959)
Net (Loss) year ended 12/31/00                                                        ($   6,881)
                                         -------------------------------------------------------
Balance - December 31, 2000                 150,000     $      150     $   74,850     ($ 107,840)
Net (Loss) year ended 12/31/01                                                        ($  15,337)
                                         -------------------------------------------------------
Balance - December 31, 2001                 150,000     $      150     $   74,850     ($ 123,177)
20:1 forward stock split 1/18/02          2,850,000
3 for 1 stock dividend 11/14/02           6,240,000
Net (Loss) year ended 12/31/02                                                        ($  34,623)
                                         -------------------------------------------------------
Balance - December 31, 2002               9,240,000     $      150     $   74,850     ($ 157,800)
Net(Loss), nine months ended 9/30/03                                                  ($  74,763)
                                         -------------------------------------------------------
Balance - September 30, 2003              9,240,000     $      150     $   74,850     ($ 232,563)
                                         =======================================================

                           REDHAND INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1: ORGANIZATION, BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

      ORGANIZATION

      The Company was incorporated on October 9, 1997, under the laws of the State of Nevada, under the name Eight Ball Corporation.

      BUSINESS

      The Company, as explained more fully in Item 2, has contracted to sell its restaurant operations to one of its major shareholders. Management is actively seeking to maximize shareholder value through a merger or a combination with a profitable third party buyer.

      GOING CONCERN CONSIDERATIONS

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has no operating history nor any revenues or earnings from operations. The Company intends to resolve its liquidity problems through pursuing a merger or combination with an profitable third party buyer. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      SIGNIFICANT ACCOUNTING POLICIES

      USE OF ESTIMATES IN FINANCIAL STATEMENTS - Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenue and expenses. Actual results could vary from the estimates that were used.

      CASH AND CASH EQUIVALENTS - For purposes of reporting cash flows, the Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, as cash and equivalents in the accompanying balance sheet.

      FIXED ASSETS - Major expenditures that substantially increase the useful lives of assets are capitalized. Maintenance, repairs and minor renewals are expensed as incurred. When assets are retired or otherwise disposed of, their costs and related accumulated amortization are removed from the accounts and resulting gains or losses are included in income. Amortization will be provided on a straight- line basis over the estimated useful lives of the assets.

      DEFERRED REVENUE - Deferred revenue represents amounts received from customers for tooling costs that will be amortized over an estimated number of units delivered pursuant to the customers purchase order.

      INCOME TAXES - Any provision (benefit) for income taxes is computed based on the loss before income tax included in the Statement of Operations. The asset and liability approach is used to recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. At present the Company has a benefit due to a net tax loss carry forward.

      EARNINGS PER COMMON SHARE - Basic earnings per share are computed using the weighted average number of shares outstanding during the year. Basic earnings per share also exclude any dilutive effects of options, warrants and convertible securities. Diluted net loss per share does not include options, warrants or convertible securities, as they would be anti-dilutive.

NOTE 2: STOCKHOLDERS' EQUITY

            AUTHORIZED STOCK

      The Company's authorized common consists of 50,000,000 shares with a par value of $0.001 per share.

            PRIVATE PLACEMENT

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

            STOCK SPLITS

      On January 18, 2002, the Company executed a forward stock split of 20:1 for all shares issued and outstanding that resulted in there being 3,000,000 shares issued and outstanding.

      On November 14, 2002, the Company executed a three for one stock dividend for all shares issued and outstanding that resulted in there being 9,240,000 shares issued and outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments.

Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or our behalf. We disclaim any obligation to update forward-looking statements.

OVERVIEW

On August 15th, 2003 the Company entered into an Agreement and Plan of Merger (the "Agreement") with RedHand(TM) Software, Ltd. (a U.K Corporation) ("RedHand"), a developer and marketer of a suite of software products that enables businesses to monitor the workplace activities of users connected to internal computer networks, to acquire all of the issued and outstanding common stock of RedHand, subject to the completion of mutual due diligence examinations and the completion of the acquisition of RedHand(TM) Software, Ltd. by Secure Blue, Inc. The closing date was scheduled to be September 30th, 2003.

Based upon a due diligence review the Agreement was deemed not to be in the best interests of the Company's shareholders and the merger did not take place. The 14,000,000 shares of restricted common stock originally issued to the approximately six selling RedHand(TM) Software, Ltd. shareholders were returned to the Company. Mr. James Leslie Pilkington, the RedHand(TM) Software, Ltd. chairman who was to become the Company's Chief Executive Officer and who had co-certified the original Form 10-QSB filing, resigned. The previous September 30th, 2003, Balance Sheet, reviewed by previous independent accountants, reflected the combined accounts of the Company and with RedHand(TM) Software, Ltd.

In connection with the anticipated closing of the Agreement, the Company changed its name on October 28, 2003 to "RedHand International" and the stock symbol under which its common stock trades on the Pink Sheets to "RHNI." The previous directors and officers resigned their positions as directors and officers of the Company. As a result, the Company experienced a change in control.

In connection with the reorganization, on August 15, 2003, (i) Jose Garcia (Garcia), a shareholder of the Company who owns an aggregate 3,000,000 shares of common stock, representing 32.46% of the Company's 9,240,000 shares of common stock outstanding, entered into an agreement to acquire all the assets and liabilities of the Company's restaurant operations ("Eight Ball Corporation," dba Westchester Sports Grill") in consideration for the cancellation of 3,000,000 shares of common stock previously held by Mr. Garcia. The Eight Ball Restaurant was never developed due to a lack of expansion capital, lack of subsequent marketing, and a general slow down in the Entertainment sector. The Eight Ball Restaurant's operations have benefited little from the public entity and have been burdened by the expense. This disposition of assets is subject to applicable approvals and has not been completed as of September 30, 2003, therefore Garcia's shares plus the restaurant's assets and liabilities are included in the Company's financial statements as presented.

While we may, under certain circumstances, seek to effect business combinations with one or more than one target business, unless and until additional financing is available, we do not believe that we will have sufficient financing to pursue an additional business combination without effecting a further change in control in the Company. We are however constantly looking for any business transaction that would be in the best interests of our shareholders.

SUBSEQUENT EVENT

On May 24, 2004, the Company's listing for its stock was changed from the OTC Bulletin Board to the OTC US Market (Pink Sheets).

On August 10, 2004, Mr. Richard Oravec resigned as the Company's President, but he remained on the Board of Directors. Mr. Simon P. Thurlow was elected President and a Director by the Board of Directors on August 10, 2004.

ITEM 3. CONTROLS AND PROCEDURES

The Registrant's principal executive officer/principal financial officer, based on his evaluation of the registrant's disclosure controls and procedures (as defined in Rules 13a-14 (c) of the Securities Exchange Act of 1934) as of November 8, 2004, has concluded that the Registrants' disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period in which this quarterly report has been prepared.

The Registrants' principal executive officers and principal financial officer has concluded that there were no significant changes in the registrant's internal controls or in other factors that could significantly affect these controls subsequent to October 1, 2003, the date of their most recent evaluation of such controls, and that there was no significant deficiencies or material weaknesses in the registrant's internal controls.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANT

(a) Previous independent accountants

On October 2nd, the Board of Directors of Secure Blue, Inc. (the "Registrant") accepted the resignation of Mark Sherman, CPA ("Sherman") as the independent public accountants. Sherman's reports on the Registrant's financial statements for the quarter ended June 30th, 2003 and year end Dec 31st, 2002 and December 31st 2001, did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting. During the Registrant's two most recent fiscal years ended December 31st, 2001 and December 31st, 2002 and the subsequent interim period through August 14th, 2003, there were no disagreements between the Registrant and Sherman on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to Sherman's satisfaction would have caused them to make reference to the subject matter of the disagreement in connection with their reports.

On October 2nd, 2003 the Company (the Registrant) with the approval of the Audit Committee of the Board of Directors engaged Eisner LLP as its new independent accountants.

On October 14th, 2003 the Board of Directors of RedHand International, Inc. (the Registrant) accepted the resignation of Eisner LLP (Eisner) as the Public Accountants. No work had been performed by Eisner LLP.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

      31.1  Rule 13a-14(a)/15d-14(a) Certification of President, Simon Thurlow

      32.1  Section 1350 Certification, Simon Thurlow

(b) Reports on Form 8-K Two reports were filed on Form 8-K during the quarter ended September 30, 2003, as follows:

      (1)   Changes in Control of Registrant

On August 15th, 2003 Secure Blue, Inc. (the "Company") entered into an Agreement and Plan of Merger (the "Agreement") with RedHand Software, Ltd. (a U.K Corporation) ("RedHand") to acquire all of the issued and outstanding common stock of RedHand, subject to the completion of mutual due diligence examinations and the completion of the acquisition of RedHand, Inc. by Secure Blue, Inc.

      (2)   Changes in Registrant's Certifying Accountant.

On September 1, 2003, Mark Sherman, CPA ("Sherman"), resigned as the independent public accountants of Secure Blue, Inc. (the "Registrant").

NOTE 7 - NAME CHANGE

On January 8, 2003 the Company changed its name from Eight Ball Corporation to CardioBioscience Corporation in anticipation of a consummation of a business combination that subsequently never transpired. On February 7, 2003 the Company changed its name from CardioBioscience Corporation to Secure Blue, Inc. in anticipation of a consummation of a business combination.

On October 28th, 2003 the Company changed its name from Secure Blue, Inc to RedHand International in anticipation of a consummation of a business combination that subsequently never transpired.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

REDHAND INTERNATIONAL, INC.

By: /S/ Simon Thurlow
    -----------------
        Simon Thurlow, President

Date: November 8, 2004