Form 10KSB
period 2003-12-31
REDHAND INTERNATIONAL INC
filed 2004-11-24
CIK 1070512

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM _______ TO _______

                                    000-26211
                            (Commission file number)

                           REDHAND INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)

            NEVADA                                        95-4666270
(State or other jurisdiction                (I.R.S. Employer Identification No.)

                          277 WEST 11TH STREET, APT. 2F
                            NEW YORK, NEW YORK. 10014
                    (Address of principal executive offices)

                                 (212) 924-3548
                           (Issuer's telephone number)

              (Former name, former address and former fiscal year,
                         if changed since last report)

                                SECURE BLUE, INC.

                         5630 West Manchester Boulevard

                          Los Angeles, California 90045

            CLASS                            OUTSTANDING AS OF DECEMBER 31, 2003
            -----                            -----------------------------------
COMMON STOCK, $.001 PAR VALUE                              6,240,000

The common stock of RedHand International is traded on the OTC "Pink Sheets" under the symbol "RHNI".
      Issuer's revenues for its most recent fiscal year: $121,883.
      Transitional Small Business Disclosure Format (check one): |_| Yes |X| No

|X|   Check whether the issuer (1) filed all reports required to be filed by
      Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.
|_| Check if disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB or any amendment to this Form 10-KSB.

================================================================================

                           RedHand International, Inc.
                                Table of Contents

DESCRIPTION OF BUSINESS                                                       2
DESCRIPTION OF PROPERTY                                                       2
LEGAL PROCEEDINGS                                                             2
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                           2
MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS                      3
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS                    4
FINANCIAL STATEMENTS                                                          9
CHANGES IN / DISAGREEMENTS WITH ACCOUNTANTS DISCLOSURE                        14
DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS                  15
EXECUTIVE COMPENSATION                                                        15
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT                15
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                17
INDEX TO EXHIBITS AND REPORTS                                                 18
SIGNATURES                                                                    18


                                      - 1 -
================================================================================

PART ONE

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS

RedHand International, Inc. (the Company) was incorporated on October 9, 1997, under the laws of the State of Nevada, under the name `Eight Ball Corporation.' From inception through September 30, 2003, the Company operated a restaurant and pool hall ("Eight Ball Corporation," dba Westchester Sports Grill"), until a major shareholder acquired it in consideration for canceling 3,000,000 shares of Company common stock.

The Company seeks to effect a merger, exchange of capital stock, asset acquisition or other similar business combination (a "Business Combination") with an operating or development stage business (the "Target Business") which desires to utilize our status as a reporting corporation under the Securities Exchange Act of 1934 ("Exchange Act").

EQUIPMENT AND EMPLOYEES

Since disposing of its restaurant operations the Company has very limited operations, and thus owns no equipment and no employees, excepting the Company's president. The President does not receive any salary.

ITEM 2. DESCRIPTION OF PROPERTY

The company's office space is provided to the Company on a rent-free basis, and it is anticipated that this arrangement will remain until such time as the Company successfully consummates a merger or acquisition. Management believes that this arrangement will meet the Company's needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                                      - 2 -
================================================================================

PART TWO

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

RedHand International, Inc. (formally known as Secure Blue, Inc. where it was listed on the NASDAQ Bulletin Board under the symbol "SBLI"), is traded on the OTC "Pink Sheets" under the symbol "RHNI". The quotations provided are for the over the counter market which reflect interdealer prices without retail mark-up, mark-down or commissions, and may not represent actual transactions. The bid prices included below have been obtained from sources believed to be reliable:

================================================================================
PERIOD ENDING:                                   HIGH BID             LOW BID
--------------------------------------------------------------------------------
March 31, 2003                                    $2.25                $0.01
--------------------------------------------------------------------------------
June 30, 2003                                     $1.75                $0.62
--------------------------------------------------------------------------------
September 30, 2003                                $0.55                $0.14
--------------------------------------------------------------------------------
December 31, 2003                                 $0.45                $0.14
================================================================================

The Company had 6,240,000 shares of common stock issued and outstanding as of December 31, 2003, which were held by approximately 34 shareholders.

RECENT ISSUANCE & CANCELLATION OF SECURITIES

On January 18, 2002 the company issued executed a forward stock split of 20:1 for all shares issued and outstanding, that resulted in there being 3,000,000 shares issued and outstanding.

On November 14, 2002, the company executed a three-for-one stock dividend for all shares issued and outstanding, that resulted in there being 9,240,000 shares issued and outstanding.

On September 30, 2003, the company cancelled 3,000,000 of its outstanding shares in connection with disposing of its restaurant operations. As a result of this action, the number of common shares issued and outstanding decreased to 6,240,000.

LIQUIDATION

In the event of a liquidation of the Company, all stockholders are entitled to a pro rata distribution after payment of any claims.

DIVIDEND POLICY

The Company has never declared or paid cash dividends on its common stock and anticipates that all future earnings will be retained for development of its business. The payment of any future dividends will be at the discretion of the Board of Directors and will depend upon, among other things, future earnings, capital requirements, the financial condition of the Company and general business conditions.


                                      - 3 -
================================================================================

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

This Annual Report on form 10-KSB contains certain forward-looking statements within the meaning of the federal securities laws. Actual results and the timing of certain events could differ materially from those projected in the forward-looking statements due to a number of factors contained elsewhere herein. This commentary should read in conjunction with our financial statements that appear in this report.

FORWARD-LOOKING INFORMATION

Certain statements in this document are forward-looking in nature and relate to trends and events that may affect the Company's future financial position and operating results. The words "expect" "anticipate" and similar words or expressions are to identify forward-looking statements. These statements speak only as of the date of the document; those statements are based on current expectations, are inherently uncertain and should be viewed with caution. Actual results may differ materially from the forward-looking statements as a result of many factors, including changes in economic conditions and other unanticipated events and conditions. It is not possible to foresee or to identify all such factors. The Company makes no commitment to update any forward-looking statement or to disclose any facts, events or circumstances after the date of this document that may affect the accuracy of any forward-looking statement.

GENERAL

RedHand International, Inc. (formally known as Secure Blue, Inc) is a Nevada corporation formed on October 9, 1997. On August 15th, 2003 RedHand International (the "Company") entered into an Agreement and Plan of Merger (the "Agreement") with RedHand(TM) Software, Ltd. (a U.K Corporation) ("RedHand"), a developer and marketer of a suite of software products that enables businesses to monitor the workplace activities of users connected to internal computer networks, to acquire all of the issued and outstanding common stock of RedHand, subject to the completion of mutual due diligence examinations and the completion of the acquisition of RedHand(TM) Software, Ltd. by Secure Blue, Inc. The closing date was scheduled to be September 30th, 2003.

Based upon a due diligence review the Agreement was deemed not to be in the best interests of the Company's shareholders and the merger did not take place. The 14,000,000 shares of its restricted common stock, par value $0.001 per share issued to the six selling RedHand(TM) Software, Ltd. shareholders were cancelled and the certificates were returned to the Company. Mr. James Leslie Pilkington, the RedHand(TM) Software, Ltd. chairman who was to become the Company's Chief Executive Officer, resigned.

The Company's assets and liabilities of its restaurant operations ("Eight Ball Corporation," dba Westchester Sports Grill") were acquired by Jose Garcia, as of September 30, 2003, in consideration for the cancellation of 3,000,000 shares of common stock previously held by Mr. Garcia. The Eight Ball Restaurant was never satisfactorily developed due to a shortage of expansion capital, a lack of subsequent marketing, and a general slow down in the Entertainment sector. The Eight Ball Restaurant's operations have benefited little from the public entity and have been burdened by the expense.

On January 8, 2003 the Company changed its name from Eight Ball Corporation to CardioBioscience Corporation in anticipation of a consummation of a business combination that subsequently never transpired. On February 7, 2003 the Company changed its name from CardioBioscience Corporation to Secure Blue, Inc. in anticipation of a consummation of a business combination.


                                      - 4 -
================================================================================

ITEM 6. MANAGEMENT'S DISCUSSION & ANALYSIS OR PLAN OF OPERATION, CONT.

On October 28th, 2003 the Company changed its name from Secure Blue, Inc to RedHand International, Inc. in anticipation of a consummation of a business combination that subsequently never transpired.

The Board of Directors of the Company, in their desire to maximize shareholder value, has elected to change their business plan to seek, investigate, and consummate a merger or other business combination, purchase of assets or other strategic transaction (i.e. a merger) with a corporation, partnership, limited liability company or other business entity desiring the perceived advantages of becoming a publicly reporting and publicly held corporation. We are a developmental stage company and have no operating business. Our ability to commence any operations is contingent upon obtaining adequate financial resources.

RESULTS OF OPERATIONS

During the fourth quarter of the Registrant's fiscal year, ending December 31, 2003, the Registrant did not have any sales. Therefore a comparison of sales to the previous year is not an accurate representation of the increase or decrease of the revenues, costs and sales of the Registrant.

LIQUIDITY AND FINANCIAL RESOURCES

After taking into consideration a gain from selling the discontinued operations to Mr. Garcia, the Company was left without an operating business. The company currently does not have any assets, and any expenses will need to be borrowed from the Company's officers or shareholders. The ongoing administrative costs of the Registrant are minimal. These include monthly transfer agent, administrative costs, and quarterly costs associated with required SEC filings.

These factors raise substantial doubt about the Company's ability to continue as a going concern. It is the intention of the Company's management to increase revenues significantly, through growth and acquisitions. The ultimate success of these measures is not reasonably determinable at this time.

RISK FACTORS

      The Company's business is subject to numerous risk factors, including the following:

      1. LACK OF HISTORY. The Company will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Company incurring a net operating loss which will increase continuously until the Company can consummate a business combination with a profitable business opportunity. There is no assurance that the Company can identify such a business opportunity and consummate such a business combination.

      2. THE COMPANY'S PROPOSED OPERATIONS IS SPECULATIVE. The success of the Company's proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, there can be no assurance that the Company will be successful in locating candidates meeting such criteria. In the event the Company completes a business combination, of which there can be no assurance, the success of the Company's operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond the Company's control.


                                      - 5 -
================================================================================

ITEM 6. MANAGEMENT'S DISCUSSION & ANALYSIS OR PLAN OF OPERATION, CONT.

      3. SCARCITY OF AND COMPETITION FOR BUSINESS OPPORTUNITIES AND COMBINATIONS. The Company is and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well - financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be desirable target candidates for the Company. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company and, consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, the Company will also compete in seeking merger or acquisition candidates with numerous other small public companies.

      4. NO ASSURANCE THAT AN ACQUISITION OR MERGER WILL BE CONSUMMATED.

      5. CONTINUED MANAGEMENT CONTROL, LIMITED TIME AVAILABILITY. While seeking a business combination, management anticipates devoting up to forty hours per week to the business of the Company. The Company has not obtained key man life insurance on any its officers or directors. Notwithstanding the combined limited experience and time commitment of management, loss of the services of any of these individuals would adversely affect development of the Company's business and its likelihood of continuing operation. See "Item 5- Directors, Executive Officers, Promoters and Control Persons."

      6. THERE MAY BE CONFLICTS OF INTEREST. Officers and directors of the Company may in the future participate in business ventures which could be deemed to compete directly with the Company. Additional conflicts of interest and non-arms length transactions may also arise in the future in the event the Company's officers or directors are involved in the management of any firm with which the Company transacts business. Management has adopted a policy that the Company will not seek a merger with, or acquisition of, any entity in which management serve as officers, directors or partners, or in which they or their family members own or hold any ownership interest.

      7. REPORTING REQUIREMENTS MAY DELAY OR PRECLUDE ACQUISITIONS. Sections 13 and 15(d) of the Securities Exchange Act of 1934 (the "1934 Act"), require companies subject thereto to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, three years, depending on then relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare such statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the 1934 Act are applicable.

      8. LACK OF MARKET RESEARCH OR MARKETING ORGANIZATION. The Company has neither conducted, nor have others made available to it, results of market research indicating that market demands exists for the transactions contemplated by the Company. Moreover, the Company does not have, and does not plan to establish, a marketing organization. Even in the event demand is identified for a merger or acquisition contemplated by the Company, there is no assurance the Company will be successful in completing any such business combination.


                                      - 6 -
================================================================================

ITEM 6. MANAGEMENT'S DISCUSSION & ANALYSIS OR PLAN OF OPERATION, CONT.

      9. LACK OF DIVERSIFICATION. The Company's proposed operations, even if successful, will in all likelihood result in the Company engaging in a business combination with a business opportunity. Consequently, the Company's activities may be limited to those engaged in by business opportunities which the Company merges with or acquires. The Company's inability to diversify its activities into a number of areas may subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company's operations.

      10. REGULATION. Although the Company will be subject to regulation under the 1934 Act, management believes the Company will not be subject to regulation under the Investment Company Act of 1940, insofar as the Company will not be engaged in the business of investing or trading in securities. In the event the Company engages in business combinations which result in the Company holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act of 1940. In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs. The Company has obtained no formal determination from the Securities and Exchange Commission as to the status of the Company under the Investment Company Act of 1940, and consequently, and violation of such Act would subject the Company to adverse consequences.

      11. PROBABLE CHANGE IN CONTROL AND MANAGEMENT. A business combination involving the issuance of the Company's common Shares will, in all likelihood, result in shareholders of a private company obtaining a controlling interest in the Company. Any such business combination may require management of the Company to sell or transfer all or a portion of the Company's Common Shares held by them, or resign as members of the Board of Directors of the Company. The resulting change in control of the Company could result in removal of one or more present officers and directors of the Company and a corresponding reduction in or elimination of their participation in the future affairs of the Company.

      12. REDUCTION OF PERCENTAGE SHARE OWNERSHIP FOLLOWING BUSINESS COMBINATION. The Company's primary plan of operation is based upon a business combination with a private concern which, in all likelihood, would result in the Company issuing securities to shareholders of any such private company. The issuance of previously authorized and unissued Common Shares of the Company would result in reduction in percentage of shares owned by present and prospective shareholders of the Company and may result in a change in control or management of the Company.

      13. DISADVANTAGES OF COMBINATION WITH CERTAIN ENTITIES. The Company may enter into a business combination with an entity that desires to establish a public trading market for its shares. A business opportunity may attempt to avoid what it deems to be adverse consequences of undertaking its own public offering by seeking a business combination with the Company. Such consequences may include, but are not limited to time delays of the registration process, significant expenses to be incurred in such an offering, loss of voting control to public shareholders and the inability or unwillingness to comply with various federal and state laws enacted for the protection of investors.


                                      - 7 -
================================================================================

ITEM 6. MANAGEMENT'S DISCUSSION & ANALYSIS OR PLAN OF OPERATION, CONT.

      14. TAXATION. Federal and state tax consequences will, in all likelihood, be major considerations in any business combination the Company may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. The Company intends to structure any business combination so as to minimize the federal and state tax consequences to both the Company and the target entity; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse effect on both parties to the transaction.

      15. REQUIREMENT OF AUDITED FINANCIAL STATEMENTS MAY DISQUALIFY BUSINESS OPPORTUNITIES. Management of the Company believes that any potential business opportunity must provide audited financial statements for review, for the protection of all parties to the business combination. One or more attractive business opportunities may choose to forego the possibility of a business combination with the Company, rather than incur the expenses associated with preparing audited financial statements.

      16. DILUTION. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then shareholders.


                                      - 8 -
================================================================================

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors
RedHand International, Inc.

      We have audited the accompanying balance sheet of RedHand International as of December 31, 2003; and the related statement of operations, stockholders' equity and cash flows for the year ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

      In our opinion, the financials referred to above present fairly, in all material respects, the financial position of Redhand International, Inc. at December 31, 2003; and the results of operations and their cash flows for the period ended December 31, 2003 in conformity with generally accepted accounting principles.

The financial statements for the years ended December 31, 2001 and December 31, 2002 were audited by other auditors and they expressed an unqualified opinion on them in their reports dated May 3, 2002, and March 27, 2003, respectively.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a stockholders' deficit that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


United Financial LLC

122 E 42 St - Suite 2100
New York NY 10168

November 9, 2004


                                      - 9 -
================================================================================

REDHAND INTERNATIONAL, INC.
(A Development Stage Company)
BALANCE SHEET
DECEMBER 31, 2003

ASSETS

Current Assets
Cash and Cash Equivalents                                            $       --

                                                                     ----------
Total current assets                                                 $       --
                                                                     ----------
Total Assets                                                         $       --
                                                                     ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
                                                                     $       --
                                                                     ----------
Total Current Liabilities                                            $       --
                                                                     ----------

STOCKHOLDERS' DEFICIT
Common Stock, $.001 par value,
  50,000,000 shares authorized,
  6,240,000 issued and outstanding                                   $      101
Additional  Paid-in Capital                                              50,548
Deficit Accumulated During the Development Stage                        (50,649)
                                                                     ----------
Total Stockholders' Deficit                                          $       --
                                                                     ----------
Total Liabilities and Stockholders' Deficit                          $       --
                                                                     ==========


   The accompanying notes are an integral part of these financial statements.


                                     - 10 -
================================================================================

REDHAND INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF OPERATIONS

                                        FOR THE YEARS ENDING DECEMBER 31,
                                           2003           2002           2001

Revenues                            $        --    $        --    $        --

General & Administrative Expenses            --             --             --
                                    -----------    -----------    -----------

Income (Loss) Before Discontinued
Discontinued Operations, Net of
Income Taxes of $-0-                         --             --             --
                                    -----------    -----------    -----------

Discontinued Operations, Net of
Income Taxes of $-0-                    (74,763)       (34,623)       (15,337)

Gain on Disposal of
Discontinued Operations, Net of
Income Taxes of $-0-                    181,914             --             --
                                    -----------    -----------    -----------

Net Gain/(Loss)                     $   107,151    $   (34,623)   $   (15,337)
                                    ===========    ===========    ===========

Gain /(Loss) Per Share
Basic                               $   0.01262    $   (0.0038)   $   (0.1022)
                                    ===========    ===========    ===========

Weighted Average Number of
Common Shares outstanding             8,490,000      9,240,000        150,000
                                    ===========    ===========    ===========


   The accompanying notes are an integral part of these financial statements.


                                     - 11 -
================================================================================

                           REDHAND INTERNATIONAL, INC
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                          COMMON STOCK
                                                                PAID-IN      RETAINED
                                        SHARES      AMOUNT      CAPITAL       DEFICIT
                                        ------      ------      -------       -------
BALANCE - DECEMBER 31, 1997             50,000     $    50     $ 49,450       ($1,227)

September 15, 1998
Public offering Regulation D
issued for cash                        100,000     $   100     $ 24,900
Net (Loss) year ended 12/31/98                                               ($61,600)
                                   --------------------------------------------------
BALANCE - DECEMBER 31, 1998            150,000     $   150     $ 74,850      ($62,827)

Net (Loss) year ended 12/31/99                                               ($38,132)
                                   --------------------------------------------------

BALANCE - DECEMBER 31, 1999            150,000     $   150     $ 74,850     ($100,959)

Net (Loss) year ended 12/31/00                                                ($6,881)
                                   --------------------------------------------------

BALANCE - DECEMBER 31, 2000            150,000     $   150     $ 74,850     ($107,840)

Net (Loss) year ended 12/31/01                                               ($15,337)
                                   --------------------------------------------------

BALANCE - DECEMBER 31, 2001            150,000     $   150     $ 74,850     ($123,177)

20:1 forward stock split 1/18/02     2,850,000

3 for 1 stock dividend 11/14/02      6,240,000

Net (Loss) year ended 12/31/02                                               ($34,623)
                                   --------------------------------------------------

BALANCE - DECEMBER 31, 2002          9,240,000     $   150     $ 74,850     ($157,800)

Retirement of Stock - 9/30/03       (3,000,000)        (49)     (24,302)
Net Gain year ended 12/31/03                                                 $107,151
                                   --------------------------------------------------
BALANCE - DECEMBER 31, 2003          6,240,000     $   101     $ 50,548      ($50,649)
                                   ==================================================


   The accompanying notes are an integral part of these financial statements.


                                     - 12 -
================================================================================

REDHAND INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS

                                                FOR THE YEAR ENDING DECEMBER 31,
                                                   2003          2002          2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss from Discontinued Operations           (74,763)      (34,623)      (15,337)
Adjustments to reconcile net income (loss)
to cash provided by operating activities:
Depreciation                                      2,358         3,144         3,144
Gain on Sale of Restaurant                      181,914            --            --
Decrease (Increase) in Inventory                 14,842           797        (1,655)
Increase in Accounts Payable                    (48,326)       12,794         7,910
Increase in Officer's advances                  (57,592)       48,326            --
Increase (Decrease) in Accrued Liabilities       (4,297)      (30,438)        5,829
                                             ----------    ----------    ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES        14,136            --          (109)
                                             ----------    ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of Equipment                                10,215            --            --
                                             ----------    ----------    ----------
NET CASH FROM INVESTING ACTIVITIES               10,215            --            --
                                             ----------    ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Retirement of Common Stock                      (24,351)           --            --
                                             ----------    ----------    ----------
NET CASH USED IN FINANCING ACTIVITIES           (24,351)
                                             ----------    ----------    ----------

Net increase (decrease) in Cash                      --            --          (109)
Cash - Beginning of Period                           --            --           109
                                             ----------    ----------    ----------
Cash - End of Period                                 --            --            --
                                             ==========    ==========    ==========


   The accompanying notes are an integral part of these financial statements.


                                     - 13 -
================================================================================

NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

The Company, which was organized on October 9, 1997 under the laws of the State of Nevada under the name Eight Ball Corporation, presently has very limited operations.

GOING CONCERN CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has no operating history nor any revenues or earnings from operations. The Company's continued existence is dependent upon its ability to resolve its liquidity problems, principally by obtaining additional debt financing and equity capital until such time the Company becomes profitable or effectuates a merger or acquisition by or into a profitable company. The lack of financial resources and liquidity raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

3. CASH AND CASH EQUIVALENTS-For the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2003, December 31, 2002 and December 31, 2001.

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

ITEM 8. CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANT

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


                                     - 14 -
================================================================================

On October 2nd, 2003 the Company (the Registrant) with the approval of the Audit Committee of the Board of Directors engaged Eisner LLP as its new independent accountants. On October 14th, 2003 the Board of Directors of RedHand International, Inc. (the Registrant) accepted the resignation of Eisner LLP (Eisner) as the Public Accountants. No work had been performed by Eisner LLP.

(b) On November 4, 2004, the Company (the Registrant) with the approval of the Audit Committee of the Board of Directors engaged United Financial LLC as its new independent accountants.

PART THREE

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

As of December 31, 2003, the officers below beneficially owned none of the Company's common stock.

Richard Oravec             30              President (Until August 10, 2004)
Simon Thurlow              39              President (Appointed August 10, 2004)

RICHARD ORAVEC is a seasoned financial engineer of emerging technology companies involved in freight logistics, healthcare and financial services. Mr. Oravec has successfully structured corporate finance syndications and private placements in small and medium sized public and private companies. Mr. Oravec holds an MBA from Fordham University in New York.

SIMON P. THURLOW has been the President/Financial Officer and sole Director of Autocarbon, Inc. since February 15th, 2004. He is a member of the bar in the United Kingdom. He has been employed as a part time law clerk for Roger Fidler, Esq., New Jersey since 2001 and the Law Office of Michael S. Krome since February 2003, the Registrant's current Counsel. From 1999 to 2001, Mr. Thurlow was the President of LHW Equities, Inc., a boutique investment banking concern. From 1998 to 1999, he was a vice president of ThurCon Capital Corporation, Inc., a boutique investment banking concern. From 1995 to 1998 he was a registered representative with Bernard Richards Securities, Inc. specializing in bankrupt and distressed companies.

Five officers of RedHand(TM) Software, Ltd. (a U.K Corporation), James Leslie Pilkington, CEO, Derek Witherington, Fenella McMorland Hunter, Roy Davis, and Nigel Soane-Sands, who were to join the Company's Board upon completion of the merger (See Item. 6) resigned after the transaction did not take place.

ITEM 10. EXECUTIVE COMPENSATION

For the year ended December 31, 2003, no current or former Officer and/or Director has been compensated with salaries or other form of remuneration.


                                     - 15 -
================================================================================

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of June 30, 2004, by (i) each person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934 (the "Exchange Act") who is known by the Company to own beneficially 5% or more of the Common Stock, (ii) each director of the Company, and (iii) all directors and executive officers as a group. Unless otherwise indicated, all persons listed below have sole voting power and investment power with respect to such shares. Total number of shares originally authorized was 50,000,000 shares of common stock, each of which had a $.001 per share par value. As of December 31, 2003, a total of approximately 6,240,000 shares of Common Stock, have been issued and are outstanding.


Shareholder                                         Number         Percentage
                                                                    Ownership
--------------------------------------------------------------------------------
Richard Oravec (1)                                       0              0%

Simon P. Thurlow (1)                                     0              0%

Banque Cantonale Vaudoise                          945,000             15%
Lausanne Switzerland

City First Mortgage Corp.                          360,000              6%
Hollywood, FL

Frank Holze                                        360,000              6%

Strasse SA                                         360,000              6%

(1) Directors and Officers as a group (2 people)         0              0%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As mentioned previously Jose F. Garcia, who owned 32% of Company stock outstanding at the time, acquired the Company's operating subsidiary in consideration for canceling his stock. In recent years the restaurant's financial result had worsened, and management deemed it to be in the best interests of shareholders to exit the business.

ITEM 13. EXHIBITS & REPORTS OF 8-K

(a) Exhibits

      31.1  Rule 13a-14(a)/15d-14(a) Certification of President, Simon Thurlow

      32.1  Section 1350 Certification, Simon Thurlow

ITEM 13. EXHIBITS & REPORTS OF 8-K CONTINUED

(b) Reports on Form 8-K One report was filed on Form 8-K during the quarter ended December 31, 2003, as follows:

(1) On September 1, 2003, Mark Sherman, CPA ("Sherman"), resigned as the independent public accountants of Secure Blue, Inc. (the "Registrant").

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

On November 4, 2004, United Financial LLC was hired as the Company's independent public accountants.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

REDHAND INTERNATIONAL, INC.

By: /S/ Simon Thurlow
    -----------------
    Simon Thurlow, President

Date: November 9, 2004