Form 10QSB
period 2004-03-31
REDHAND INTERNATIONAL INC
filed 2004-11-24
CIK 1070512

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   -----------

                                   FORM 10-QSB

                                   -----------

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

            CLASS                               OUTSTANDING AS OF MARCH 31, 2004
            -----                               --------------------------------
COMMON STOCK, $.001 PAR VALUE                               6,240,000

   Transitional Small Business Disclosure Format (check one): |_| Yes |X| No
================================================================================

                           REDHAND INTERNATIONAL, INC.
                                   FORM 10-QSB
                                  MARCH 31,2004

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

Item 2   Management's Discussion & Analysis..................................10

Item 3   Controls and Procedures.............................................11

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings...................................................11

Item 2.  Changes In Securities...............................................11

Item 3.  Defaults Upon Senior Securities......... ...........................11

Item 4.  Submission Of Matters To A Vote Of Security Holders.................11

Item 5.  Other Information...................................................11

Item 6.  Exhibits and Reports on Form 8-K....................................11

Signatures...................................................................12

Certifications...............................................................12


                                       -1-
================================================================================

REDHAND INTERNATIONAL, INC
(A Development Stage Company)
BALANCE SHEET
MARCH 31, 2004 (UNAUDITED)

ASSETS

Current Assets
Cash and Cash Equivalents                                            $       --

                                                                     ----------
Total current assets                                                 $       --
                                                                     ----------
                                                                     $       --
                                                                     ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities                                                  $       --

                                                                     ----------
Total current liabilities                                            $       --
                                                                     ----------

STOCKHOLDERS' DEFICIT
Common Stock, $.001 par value,
  50,000,000 shares authorized,
  6,240,000 issued and outstanding                                   $      101
Additional  Paid-in Capital                                              50,548
Deficit Accumulated During the Development Stage                        (50,649)
                                                                     ----------
Total Stockholders' Deficit                                                  --
                                                                     ----------
                                                                     $       --
                                                                     ==========


                                       -2-
================================================================================

REDHAND INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF OPERATIONS

                                      Three Months Ended                       Year Ended
                                           3/31/04           12/31/03           12/31/02
                                         (Unaudited)
Revenues                                 $        --       $        --        $        --

General & Administrative Expenses                 --                --                 --
                                         -----------       -----------        -----------
Income (Loss) Before
Discontinued Operations, Net
Of Income Taxes of $-0-                           --                --                 --
                                         -----------       -----------        -----------
Discontinued Operations, Net
Of Income Taxes of $-0-                           --           (74,763)           (34,623)

Gain on Disposal of
Discontinued Operations, Net
Of Income Taxes of $-0-                           --           181,914                 --
                                         -----------       -----------        -----------
Net Loss                                          --       $   107,151        $   (34,623)
                                         ===========       ===========        ===========
Loss Per Share
Basic                                    $        --       $   0.01262        $  (0.00374)
                                         ===========       ===========        ===========
Weighted Average Number of
Common Shares outstanding                  6,240,000         8,490,000          9,240,000
                                         ===========       ===========        ===========


                                       -3-
================================================================================

REDHAND INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             Three Months Ended                        For the Years Ended
                                                    January 1st          January 1st           January 1st
                                                             to                   to                    to
                                                        3/31/04             12/31/03              12/31/02
                                                     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss from Discontinued Operations                $       --           $  (74,763)           $  (34,623)
Adjustments to reconcile net income (loss)
to cash provided by operating activities:
Depreciation                                                 --                2,358                 3,144
Gain on Sale of Restaurant                                                        --               181,914
Decrease in Inventory                                        --               14,842                   797
Increase in Accounts Payable                                 --              (48,326)               12,794
Increase in Officer's advances                               --              (57,592)               48,326
(Decrease) in Accrued Liabilities                            --               (4,297)              (30,438)
                                                     ----------           ----------            ----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                    --               14,136                    --
                                                     ----------           ----------            ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of Equipment                                            --               10,215                    --
                                                     ----------           ----------            ----------

NET CASH FROM INVESTING ACTIVITIES                                                --                10,215
                                                     ----------           ----------            ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Retirement of Common Stock                                   --              (24,351)                   --
                                                     ----------           ----------            ----------

NET CASH USED IN FINANCING ACTIVITIES                                             --               (24,351)
                                                     ----------           ----------            ----------
Net increase in Cash                                 $       --           $       --            $       --
Cash - Beginning of Period                           $       --           $       --            $       --
                                                     ----------           ----------            ----------
Cash - End of Period                                 $       --           $       --            $       --
                                                     ==========           ==========            ==========


                                       -4-
================================================================================

REDHAND INTERNATIONAL, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (UNAUDITED)

                           REDHAND INTERNATIONAL, INC
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                              Common Stock
                                                                              Paid-In        Retained
                                              Shares           Amount         Capital         Deficit
                                              ------           ------         -------         -------
BALANCE - DECEMBER 31, 1997                   50,000              $50         $49,450         ($1,227)

September 15, 1998
Public offering Regulation D
issued for cash                              100,000             $100         $24,900
Net (Loss) year ended 12/31/98                                                               ($61,600)
                                         -----------      -----------     -----------     -----------
BALANCE - DECEMBER 31, 1998                  150,000             $150         $74,850        ($62,827)

Net (Loss) year ended 12/31/99                                                               ($38,132)
                                         -----------      -----------     -----------     -----------

BALANCE - DECEMBER 31, 1999                  150,000             $150         $74,850       ($100,959)

Net (Loss) year ended 12/31/00                                                                ($6,881)
                                         -----------      -----------     -----------     -----------

BALANCE - DECEMBER 31, 2000                  150,000             $150         $74,850       ($107,840)

Net (Loss) year ended 12/31/01                                                               ($15,337)
                                         -----------      -----------     -----------     -----------

BALANCE - DECEMBER 31, 2001                  150,000             $150         $74,850       ($123,177)

20:1 forward stock split 1/18/02           2,850,000

3 for 1 stock dividend 11/14/02            6,240,000

Net (Loss) year ended 12/31/02                                                               ($34,623)
                                         -----------      -----------     -----------     -----------

BALANCE - DECEMBER 31, 2002                9,240,000             $150         $74,850       ($157,800)

Retirement of Stock - 9/30/03             (3,000,000)             (49)        (24,302)
Net Gain year ended 12/31/03                                                                 $107,151
                                         -----------      -----------     -----------     -----------

                                         ===========      ===========     ===========     ===========
BALANCE - DECEMBER 31, 2003                6,240,000             $101         $50,548        ($50,649)
                                         ===========      ===========     ===========     ===========

Net Gain/(Loss) period ended 3/31/04                                                               $0
                                         -----------      -----------     -----------     -----------

                                         ===========      ===========     ===========     ===========
BALANCE - MARCH 31, 2004                   6,240,000             $101         $50,548        ($50,649)
                                         ===========      ===========     ===========     ===========


                                       -5-
================================================================================

                           REDHAND INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: ORGANIZATION, BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

            ORGANIZATION

The Company was organized on October 9, 1997, under the laws of the State of Nevada, under the name Eight Ball Corporation.

            BUSINESS

The Company sold its operating subsidiary, consisting of a pool hall and restaurant, on September 30, 2004. The Company is actively looking to effect a merger or combination with a profitable third party buyer.

            GOING CONCERN CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has no operating history nor any revenues or earnings from operations. The Company intends to resolve its liquidity problems through pursuing a merger or combination with a profitable third party buyer. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

INCOME TAXES - Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS #109) "Accounting for Income Taxes." A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.


                                       -7-
================================================================================

EARNINGS PER COMMON SHARE - Basic earnings per share are computed using the weighted average number of shares outstanding during the year. Basic earnings per share also exclude any dilutive effects of options, warrants and convertible securities. Diluted net loss per share does not include options, warrants or convertible securities, as they would be anti-dilutive.

NOTE 2: STOCKHOLDERS' EQUITY

            AUTHORIZED STOCK

The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.001 per share.

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

On September 30, 2003, the Company exchanged its restaurant and pool hall operations in return for the retirement of 3,000,000 shares, resulting in there being 6,240,000 shares outstanding.

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


                                       -9-
================================================================================

            BUSINESS

The Company was engaged in the restaurant and pool hall industry prior to September 30, 2003. The company currently does not have any assets, and any expenses will need to be borrowed from the Company's officers or shareholders. The ongoing administrative costs of the Registrant are minimal. These include monthly transfer agent, administrative costs, and quarterly costs associated with required SEC filings.

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

            EQUIPMENT AND EMPLOYEES

Mr. Oravec, the new President, Chief Financial Officer and director of the Company and the subsidiary, does not receive any salary.

SUBSEQUENT TRANSACTIONS

None

RESULTS OF OPERATIONS

During the first quarter of the Registrant's fiscal year, ending March 31, 2004, the Registrant's operating unit did not have any sales. Therefore a comparison of sales to the previous year is not an accurate representation of the increase or decrease of the revenues, costs and sales of the Registrant.

LIQUIDITY AND FINANCIAL RESOURCES

The Company experienced sales, expenses, and a profit of zero for the quarter ended March 31, 2004. For the quarter ended March 31, 2003, the Company incurred a net loss of $(18,529).

These factors raise substantial doubt about the Company's ability to continue as a going concern. It is the intention of the Company's management to increase revenues significantly, through growth and acquisitions. The ultimate success of these measures is not reasonably determinable at this time.


                                      -10-
================================================================================

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

(b) Changes in internal controls. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. CHANGES IN SECURITIES.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.


                                      -11-
================================================================================

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits
      3.1   Articles of Incorporation of the Registrant*
      3.2   By-laws of the Registrant*
      31.1  Section 302 Certification
      32.1  Section 906 Certification
      ------------

* These documents are hereby incorporated by reference to Form SB-2, as amended, filed on August 17, 2001

(b) Reports on Form 8-K filed during the three months ended March 31, 2004.

None


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 24, 2004
                                      REDHAND INTERNATIONAL, Inc.


                                      /s/ Simon Thurlow
                                      ------------------------------------------
                                      Simon Thurlow, President/Financial Officer


                                      -12-
================================================================================