Form 10QSB
period 2004-06-30
REDHAND INTERNATIONAL INC
filed 2004-11-24
CIK 1070512

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

                          277 WEST 11TH STREET, APT. 3A
                            NEW YORK, NEW YORK. 10014
                    (Address of principal executive offices)

                            (212) 924-3548 (Issuer's
                                telephone number)

              (Former name, former address and former fiscal year,
                         if changed since last report)

            CLASS                                OUTSTANDING AS OF JUNE 30, 2004
            -----                                -------------------------------
COMMON STOCK, $.001 PAR VALUE                                6,240,000

    Transitional Small Business Disclosure Format (check one): |_| Yes |X| No
================================================================================

                           REDHAND INTERNATIONAL, INC.
                                   FORM 10-QSB
                                  JUNE 30, 2004

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

Item 2   Management's Discussion & Analysis...................................8

Item 3   Controls and Procedures..............................................9

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings....................................................9

Item 2.  Changes In Securities................................................9

Item 3.  Defaults Upon Senior Securities......... ............................9

Item 4.  Submission Of Matters To A Vote Of Security Holders..................9

Item 5.  Other Information...................................................10

Item 6.  Exhibits and Reports on Form 8-K....................................10

Signatures...................................................................10

Certifications...............................................................10


                                       -1-
================================================================================

REDHAND INTERNATIONAL, INC.
(A Development Stage Company)
BALANCE SHEET
JUNE 30, 2004 (UNAUDITED)

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
                                                                     ----------

STOCKHOLDERS' DEFICIT
Common Stock, $.001 par value,
  50,000,000 shares authorized,
  6,240,000 issued and outstanding                                   $      101
Additional  Paid-in Capital                                              50,548
Deficit Accumulated During the Development Stage                        (50,649)
                                                                     ----------
Total Stockholders' Deficit                                          $       --
                                                                     ----------
                                                                     $       --
                                                                     ==========


                                       -2-
================================================================================

REDHAND INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF OPERATIONS

                                           Three Months Ended                   Year Ended
                                        6/30/04       3/31/04      12/31/03       12/31/02
                                    (Unaudited)   (Unaudited)
Revenues                            $        --   $        --   $        --    $        --

General & Administrative Expenses            --            --            --             --
                                    -----------   -----------   -----------    -----------
Income (Loss) Before
Discontinued Operations, Net
Of Income Taxes of $-0-                      --            --            --             --
                                    -----------   -----------   -----------    -----------
Discontinued Operations, Net
Of Income Taxes of $-0-                      --            --       (74,763)       (34,623)

Gain on Disposal of
Discontinued Operations, Net
Of Income Taxes of $-0-                      --            --       181,914             --

                                    -----------   -----------   -----------    -----------
Net Loss                                     --            --   $   107,151    $   (34,623)
                                    ===========   ===========   ===========    ===========
Loss Per Share
Basic                               $        --   $        --   $   0.01262    $  (0.00374)
                                    ===========   ===========   ===========    ===========
Weighted Average Number of
Common Shares outstanding             6,240,000     6,240,000     8,490,000      9,240,000
                                    ===========   ===========   ===========    ===========


                                       -3-
================================================================================

REDHAND INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                April 1st   January 1st    January 1st     January 1st
                                                       to            to             to              to
                                                  6/30/04       3/31/04       12/31/03        12/31/02
                                              (Unaudited)   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss from Discontinued Operations          $      --      $      --      $ (74,763)      $ (34,623)
Adjustments to reconcile net income (loss)
to cash provided by operating activities:
Depreciation                                          --             --          2,358           3,144
Gain on Sale of Restaurant                                           --             --         181,914
Decrease in Inventory                                 --             --         14,842             797
Increase in Accounts Payable                          --             --        (48,326)         12,794
Increase in Officer's advances                        --             --        (57,592)         48,326
(Decrease) in Accrued Liabilities                     --             --         (4,297)        (30,438)
                                               ---------      ---------      ---------       ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES             --             --         14,136              --
                                               ---------      ---------      ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of Equipment                                     --             --         10,215              --
                                               ---------      ---------      ---------       ---------
NET CASH FROM INVESTING ACTIVITIES                                   --             --          10,215
                                               ---------      ---------      ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Retirement of Common Stock                            --             --        (24,351)             --
                                               ---------      ---------      ---------       ---------
NET CASH USED IN FINANCING ACTIVITIES                                --             --         (24,351)
                                               ---------      ---------      ---------       ---------
Net increase in Cash                           $      --      $      --      $      --       $      --
Cash - Beginning of Period                     $      --      $      --      $      --       $      --
                                               ---------      ---------      ---------       ---------
Cash - End of Period                           $      --      $      --      $      --       $      --
                                               =========      =========      =========       =========


                                       -4-
================================================================================

                           REDHAND INTERNATIONAL, INC
                       STATEMENT OF STOCKHOLDERS' EQUITY

                                                      Common Stock
                                                                              Paid-In      Retained
                                                      Shares     Amount       Capital       Deficit
                                                      ------     ------       -------       -------
BALANCE - DECEMBER 31, 1997                           50,000        $50       $49,450       ($1,227)

September 15, 1998
Public offering Regulation D
issued for cash                                      100,000       $100       $24,900
Net (Loss) year ended 12/31/98                                                             ($61,600)
                                                 --------------------------------------------------
BALANCE - DECEMBER 31, 1998                          150,000       $150       $74,850      ($62,827)

Net (Loss) year ended 12/31/99                                                             ($38,132)
                                                 --------------------------------------------------

BALANCE - DECEMBER 31, 1999                          150,000       $150       $74,850     ($100,959)

Net (Loss) year ended 12/31/00                                                              ($6,881)
                                                 --------------------------------------------------

BALANCE - DECEMBER 31, 2000                          150,000       $150       $74,850     ($107,840)

Net (Loss) year ended 12/31/01                                                             ($15,337)
                                                 --------------------------------------------------

BALANCE - DECEMBER 31, 2001                          150,000       $150       $74,850     ($123,177)

20:1 forward stock split 1/18/02                   2,850,000

3 for 1 stock dividend 11/14/02                    6,240,000

Net (Loss) year ended 12/31/02                                                             ($34,623)
                                                 --------------------------------------------------

BALANCE - DECEMBER 31, 2002                        9,240,000       $150       $74,850     ($157,800)

Retirement of Stock - 9/30/03                     (3,000,000)       (49)      (24,302)
Net Gain year ended 12/31/03                                                               $107,151
                                                 --------------------------------------------------

                                                 ==================================================
BALANCE - DECEMBER 31, 2003                        6,240,000       $101       $50,548      ($50,649)
                                                 ==================================================

Net Gain/(Loss) period ended 6/30/04                                                             $0
                                                 --------------------------------------------------

                                                 ==================================================
BALANCE - JUNE 30, 2004                            6,240,000       $101       $50,548      ($50,649)
                                                 ==================================================


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

            BUSINESS

The Company sold its operating subsidiary, consisting of a pool hall and restaurant, on September 30, 2003. The Company is actively looking to effect a merger or combination with a profitable third party buyer.

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


                                       -6-
================================================================================

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

            OTHER MATTERS

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

            EQUIPMENT AND EMPLOYEES

The Company does not own or lease any assets, and our President, our single employee, does not receive a salary.

RESULTS OF OPERATIONS

During the second quarter of the Registrant's fiscal year, ending June 30th, 2004, the Registrant's operating unit did not have any sales. Therefore a comparison of sales to the previous year is not an accurate representation of the increase or decrease of the revenues, costs and sales of the Registrant.

LIQUIDITY AND FINANCIAL RESOURCES

The Company experienced sales, expenses, and a profit of zero for the quarter ended June 3oth, 2004. For the quarter ended June 30th, 2003, the Company incurred a net loss of $(27,747).

These factors raise doubts about the Company's ability to continue as a going concern. It is the intention of the Company's management to increase revenues significantly, through growth and acquisitions. The ultimate success of these measures is not reasonably determinable at this time.

SUBSEQUENT EVENTS

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


                                       -9-
================================================================================

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits
      31.1  Section 302 Certification
      32.1  Section 906 Certification
      ------------

(b) Reports on Form 8-K filed during the three months ended June 30, 2004.

None


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 24, 2004
                                      RedHand International, Inc.


                                      /s/ Simon Thurlow
                                      -----------------
                                      Simon Thurlow, President


                                      -10-
================================================================================