Form 10QSB
period 2004-09-30
REDHAND INTERNATIONAL INC
filed 2004-11-24
CIK 1070512

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

             CLASS                          OUTSTANDING AS OF SEPTEMBER 30, 2004
             -----                          ------------------------------------
COMMON STOCK, $.001 PAR VALUE                              6,240,000

    Transitional Small Business Disclosure Format (check one): |_| Yes |X| No
================================================================================

                           REDHAND INTERNATIONAL, INC.
                                   FORM 10-QSB
                               SEPTEMBER 30, 2004

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

Item 6.  Exhibits and Reports on Form 8-K....................................10

Signatures...................................................................10

Certifications...............................................................10


                                       -1-
================================================================================

REDHAND INTERNATIONAL, INC.
(A Development Stage Company)
BALANCE SHEET
SEPTEMBER 30, 2004 (UNAUDITED)

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
                                                                     ==========


                                       -2-
================================================================================

REDHAND INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF OPERATIONS

                                           Three Months Ended            Nine Months Ended
                                        9/30/04       9/30/03       9/30/04        9/30/03
                                    (Unaudited)   (Unaudited)    (Unaudited)    (Unaudited)
Revenues                            $        --   $        --   $        --    $        --

General & Administrative Expenses            --            --            --             --
                                    -----------   -----------   -----------    -----------
Income (Loss) Before
Discontinued Operations,
Net Of Income Taxes of $-0-                  --            --            --             --
                                    -----------   -----------   -----------    -----------
Discontinued Operations,
Net Of Income Taxes of $-0-                  --       (40,988)           --        (74,763)
                                    -----------   -----------   -----------    -----------
Net Loss                            $        --   $   (40,988)  $        --    $   (74,763)
                                    ===========   ===========   ===========    ===========
Loss Per Share
Basic                               $        --   $    (0.004)  $        --    $    (0.008)
                                    ===========   ===========   ===========    ===========
Weighted Average Number of
Common Shares outstanding             6,240,000     9,240,000     6,240,000      9,240,000
                                    ===========   ===========   ===========    ===========


                                       -3-
================================================================================

                           REDHAND INTERNATIONAL, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASHFLOWS
                                   (UNAUDITED)

                                                      Nine months ended
                                                   9/30/043       9/30/03
                                                  ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                       $       --     $  (74,763)
   Adjustments to reconcile net loss
   to net cash (used) by operations:
   Depreciation                                           --          2,358
   Increase in Accounts Payable                           --         57,341
   Increase in Taxes Payable                              --          4,000
   Increase in Accrued Liabilities                        --         (1,705)
                                                  ----------     ----------

Net cash provided by operating activities                 --        (12,769)
                                                  ----------     ----------

                                                  ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:                     --             --
                                                  ----------     ----------

                                                  ----------     ----------
NET CASH USED IN INVESTING ACTIVITIES                     --             --
                                                  ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Paid-in-capital                                        --             --
   Officer Advances                                       --         18,301
                                                  ----------     ----------
Net cash provided by financing activities                 --         18,301
                                                  ----------     ----------

                                                  ----------     ----------
NET INCREASE (DECREASE) IN CASH                   $       --     $    5,532
                                                  ----------     ----------
CASH, BEGINNING OF PERIOD                                 --             --
                                                  ----------     ----------
CASH, END OF PERIOD                               $       --     $    5,532
                                                  ----------     ----------


                                       -4-
================================================================================

                           REDHAND INTERNATIONAL, INC
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                        Common Stock
                                                                                Paid-In      Retained
                                                        Shares     Amount       Capital       Deficit
                                                        ------     ------       -------       -------
BALANCE - DECEMBER 31, 1997                             50,000        $50       $49,450       ($1,227)

September 15, 1998
Public offering Regulation D
issued for cash                                        100,000       $100       $24,900
Net (Loss) year ended 12/31/98                                                               ($61,600)
                                                   --------------------------------------------------
BALANCE - DECEMBER 31, 1998                            150,000       $150       $74,850      ($62,827)

Net (Loss) year ended 12/31/99                                                               ($38,132)
                                                   --------------------------------------------------

BALANCE - DECEMBER 31, 1999                            150,000       $150       $74,850     ($100,959)

Net (Loss) year ended 12/31/00                                                                ($6,881)
                                                   --------------------------------------------------

BALANCE - DECEMBER 31, 2000                            150,000       $150       $74,850     ($107,840)

Net (Loss) year ended 12/31/01                                                               ($15,337)
                                                   --------------------------------------------------

BALANCE - DECEMBER 31, 2001                            150,000       $150       $74,850     ($123,177)

20:1 forward stock split 1/18/02                     2,850,000

3 for 1 stock dividend 11/14/02                      6,240,000

Net (Loss) year ended 12/31/02                                                               ($34,623)
                                                   --------------------------------------------------

BALANCE - DECEMBER 31, 2002                          9,240,000       $150       $74,850     ($157,800)

Retirement of Stock - 9/30/03                       (3,000,000)       (49)      (24,302)
Net Gain year ended 12/31/03                                                                 $107,151
                                                   --------------------------------------------------

                                                   ==================================================
BALANCE - DECEMBER 31, 2003                          6,240,000       $101       $50,548      ($50,649)
                                                   ==================================================

Net Gain/(Loss) period ended 9/30/04                                                               $0
                                                   --------------------------------------------------

                                                   ==================================================
BALANCE - SEPTEMBER 30, 2004                         6,240,000       $101       $50,548      ($50,649)
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

            OTHER MATTERS

On May 24, 2004, the Company's listing for its stock was changed from the OTC Bulletin Board to the OTC US Market (Pink Sheets).


                                       -7-
================================================================================

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

RESULTS OF OPERATIONS

During the third quarter of the Registrant's fiscal year, ending September 30th, 2004, the Registrant's operating unit did not have any sales. Therefore a comparison of sales to the previous year is not an accurate representation of the increase or decrease of the revenues, costs and sales of the Registrant.


                                       -8-
================================================================================

LIQUIDITY AND FINANCIAL RESOURCES

The Company experienced sales, expenses, and a profit of zero for the quarter ended September 30th, 2004. For the quarter ended September 30th, 2003, the Company incurred a net loss of $(40,988).

These factors raise doubts about the Company's ability to continue as a going concern. It is the intention of the Company's management to increase revenues significantly, through growth and acquisitions. The ultimate success of these measures is not reasonably determinable at this time.

SUBSEQUENT EVENTS

None

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

(b) Reports on Form 8-K filed during the three months ended September 30, 2004.

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