Form 10KSB/A
REDHAND INTERNATIONAL INC
filed 2005-01-07
CIK 1070512

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-KSB/A

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE TRANSITION PERIOD FROM _______ TO

                                    000-26211
                            (Commission file number)

                           REDHAND INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)

            NEVADA                                       95-4666270
            ------                                       ----------
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

January 5, 2005


                                      - 9 -
================================================================================

REDHAND INTERNATIONAL, INC.
(A Development Stage Company)
BALANCE SHEET
DECEMBER 31, 2003

ASSETS

Current Assets
Cash and Cash Equivalents                                              $     --
                                                                       --------
Total current assets                                                   $     --
                                                                       --------
Total Assets                                                           $     --
                                                                       ========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

                                                                       $     --
                                                                       --------
Total Current Liabilities                                              $     --
                                                                       --------

STOCKHOLDERS' DEFICIT
Common Stock, $.001 par value,
 50,000,000 shares authorized,
 6,240,000 issued and outstanding                                      $    101
Additional  Paid-in Capital                                              50,548
Deficit Accumulated During the Development Stage                        (50,649)
                                                                       --------
Total Stockholders' Deficit                                            $     --
                                                                       --------
Total Liabilities and Stockholders' Deficit                            $     --
                                                                       ========

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


                                     - 11 -
================================================================================

                           REDHAND INTERNATIONAL, INC
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                            COMMON STOCK
                                                                     PAID-IN       RETAINED
                                        SHARES         AMOUNT        CAPITAL        DEFICIT
                                        ------         ------        -------        -------
BALANCE - DECEMBER 31, 1997             50,000    $        50    $    49,450    ($    1,227)

September 15, 1998
Public offering Regulation D
issued for cash                        100,000    $       100    $    24,900
Net (Loss) year ended 12/31/98                                                  ($   61,600)
                                   -----------    -----------    -----------    -----------
BALANCE - DECEMBER 31, 1998            150,000    $       150    $    74,850    ($   62,827)

Net (Loss) year ended 12/31/99                                                  ($   38,132)
                                   -----------    -----------    -----------    -----------

BALANCE - DECEMBER 31, 1999            150,000    $       150    $    74,850    ($  100,959)

Net (Loss) year ended 12/31/00                                                  ($    6,881)
                                   -----------    -----------    -----------    -----------

BALANCE - DECEMBER 31, 2000            150,000    $       150    $    74,850    ($  107,840)

Net (Loss) year ended 12/31/01                                                  ($   15,337)
                                   -----------    -----------    -----------    -----------

BALANCE - DECEMBER 31, 2001            150,000    $       150    $    74,850    ($  123,177)

20:1 forward stock split 1/18/02     2,850,000

3 for 1 stock dividend 11/14/02      6,240,000

Net (Loss) year ended 12/31/02                                                  ($   34,623)
                                   -----------    -----------    -----------    -----------

BALANCE - DECEMBER 31, 2002          9,240,000    $       150    $    74,850    ($  157,800)

Retirement of Stock - 9/30/03       (3,000,000)           (49)       (24,302)
Net Gain year ended 12/31/03                                                     $  107,151
                                   -----------    -----------    -----------    -----------
BALANCE - DECEMBER 31, 2003          6,240,000    $       101    $    50,548    ($   50,649)
                                   ===========    ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.


                                     - 12 -
================================================================================

REDHAND INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS

                                               FOR THE YEAR ENDING DECEMBER 31,
                                                 2003         2002         2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss from Discontinued Operations         (74,763)     (34,623)     (15,337)
Adjustments to reconcile net income (loss)
to cash provided by operating activities:
Depreciation                                    2,358        3,144        3,144
Gain on Sale of Restaurant                    181,914           --           --
Decrease (Increase) in Inventory               14,842          797       (1,655)
Increase in Accounts Payable                  (48,326)      12,794        7,910
Increase in Officer's advances                (57,592)      48,326           --
Increase (Decrease) in Accrued Liabilities     (4,297)     (30,438)       5,829
                                            ---------    ---------    ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES      14,136           --         (109)
                                            ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of Equipment                              10,215           --           --
                                            ---------    ---------    ---------
NET CASH FROM INVESTING ACTIVITIES             10,215           --           --
                                            ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Retirement of Common Stock                    (24,351)          --           --
                                            ---------    ---------    ---------
NET CASH USED IN FINANCING ACTIVITIES         (24,351)
                                            ---------    ---------    ---------

Net increase (decrease) in Cash                    --           --         (109)
Cash - Beginning of Period                         --           --          109
                                            ---------    ---------    ---------
Cash - End of Period                               --           --           --
                                            =========    =========    =========

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


                                     - 15 -
================================================================================

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of December 31, 2003, by (i) each person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934 (the "Exchange Act") who is known by the Company to own beneficially 5% or more of the Common Stock, (ii) each director of the Company, and (iii) all directors and executive officers as a group. Unless otherwise indicated, all persons listed below have sole voting power and investment power with respect to such shares. Total number of shares originally authorized was 50,000,000 shares of common stock, each of which had a $.001 per share par value. As of December 31, 2003, a total of approximately 6,240,000 shares of Common Stock, have been issued and are outstanding.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As mentioned previously Jose F. Garcia, who owned 32% of Company stock outstanding at the time, acquired the Company's operating subsidiary in consideration for canceling his stock. In recent years the restaurant's financial results had worsened, and management deemed it to be in the best interests of shareholders to exit the business.

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

REDHAND INTERNATIONAL, INC.


By: /s/ Simon Thurlow
    ----------------------------
        Simon Thurlow, President

Date: January 5, 2005