Form 10QSB/A
period 2004-03-31
REDHAND INTERNATIONAL INC
filed 2006-03-20
CIK 1070512

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-QSB/A

(Mark One)
X. QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: March 31st, 2004

__ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                   000-26211
                            (Commission file number)

                           REDHAND INTERNATIONAL, INC.
       (Exact name of small business issuer as specified in its charter)

            NEVADA                                   95-4666270
            ------                                   ----------
(State or other jurisdiction            (I.R.S. Employer Identification No.)
 of incorporation)

               3 Lodge Road, Begravia, Kimberly 8301 South Africa

                   (Address of principal executive offices)


Registrant's telephone number, including area code +27 (53) 832-3439

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. |X| Yes | | No


Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).  |X| Yes | | No.

As of March 31, 2004, the Registrant had 624,000 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):  | | Yes |X| No.

                          REDHAND INTERNATIONAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                        CONDENSED FINANCIAL STATEMENTS
                           MARCH 31, 2004 AND 2003

                          REDHAND INTERNATIONAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)


               INDEX TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)




Condensed Balance Sheet as of March 31, 2004

Condensed Statements of Operations for the Three Months Ended March
31, 2004 and       2003  With Cumulative Totals Since October 1, 2003
through March 31, 2004

Condensed Statements of Cash Flows for the Three Months Ended March 31, 2004 and 2003 With Cumulative Totals Since October 1, 2003
through March 31, 2004

Notes to Condensed Financial Statements

                           REDHAND INTERNATIONAL, INC.
                             CONDENSED BALANCE SHEET
                           MARCH 31, 2004 (UNAUDITED)

                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                          $       --
                                                                     ----------

    Total Current Assets                                                     --
                                                                     ----------

TOTAL ASSETS                                                         $       --
                                                                     ----------

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued expenses                              $    8,150
                                                                     ----------

    Total Current Liabilities                                             8,150
                                                                     ----------

TOTAL LIABILITIES                                                         8,150
                                                                     ----------

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $.001 par value, 50,000,000 shares
    authorized, 624,000 ashares issued and outstanding                      624
  Additional paid - in capital                                           50,025
  Subscriptions receivable                                                   --
  Accumulated deficit                                                   (50,649)
  Deficits accumulated during the development stage                      (8,150)
                                                                     ----------

    Total Stockholders' Equity (Deficit)                                 (8,150)
                                                                     ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                 $       --
                                                                     ==========

    The accompanying notes are an integral part of the financial statements.


                           REDHAND INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                   WITH CUMULATIVE TOTALS FROM OCTOBER 1, 2003
                       THROUGH MARCH 31, 2004 (UNAUDITED)
                                                                                                  CUMULATIVE
                                                                                                    TOTALS
                                                                                                OCTOBER 1, 2003
                                                                                                    THROUGH
                                                                         2004           2003     MARCH 31, 2004
                                                                     ------------------------------------------
OPERATING REVENUES
  Revenues                                                           $         --   $         --   $         --

COSTS OF REVENUES                                                              --             --             --
                                                                     ------------------------------------------

GROSS PROFIT                                                                   --             --             --

OPERATING EXPENSES
  General and administrative expenses                                       6,650             --          8,150
  Depreciation                                                                 --             --             --
                                                                     ------------------------------------------
    Total Operating Expenses                                                6,650             --          8,150
                                                                     ------------------------------------------

DISCONTINUED OPERATIONS
  Gain (loss) from discontinued operations, net of income taxes                --         (6,028)            --
  Gain (loss) on disposal                                                      --             --             --
                                                                     ------------------------------------------

    Total discontinued operations                                              --         (6,028)            --
                                                                     ------------------------------------------

NET (LOSS)                                                           $     (6,650)  $     (6,028)  $     (8,150)
                                                                     ==========================================

NET (LOSS) PER COMMON SHARES OUTSTANDING
    Continuing Operations                                            $     (0.011)  $         --   $     (0.013)
    Discontinued Operations                                                    --         (0.007)            --
                                                                     ------------------------------------------

                                                                     $     (0.011)  $     (0.007)  $     (0.013)
                                                                     ==========================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                624,000        924,000        624,000
                                                                     ==========================================

    The accompanying notes are an integral part of the financial statements.

                           REDHAND INTERNATIONAL, INC.
                        CONDENSED STATEMENTS OF CASH FLOW
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                   WITH CUMULATIVE TOTALS FROM OCTOBER 1, 2003
                       THROUGH MARCH 31, 2004 (UNAUDITED)
                                                                                 WITH CUMULATIVE
                                                                                   TOTALS FROM
                                                         FOR THE THREE MONTHS    OCTOBER 1, 2003
                                                            ENDED MARCH 31,          THROUGH
                                                          2004           2003     MARCH 31, 2004
                                                      ------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net (loss)                                          $     (6,650)  $     (6,028)  $     (8,150)
  Less: Loss from discontinued operations                       --         (6,028)            --
                                                      ------------------------------------------
                                                            (6,650)            --         (8,150)

  Adjustments to reconcile net loss to net cash
    (used in) operating activities:

  Changes in assets and liabilities
    Increase in accounts payable                             6,650             --          8,150
                                                      ------------------------------------------
    Total adjustments                                        6,650             --          8,150
                                                      ------------------------------------------

    Net cash (used in) operating activities                     --             --             --
                                                      ------------------------------------------

NET INCREASE IN
  CASH AND CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS -
  BEGINNING OF PERIOD                                           --             --             --
                                                      ------------------------------------------
                                                      ------------------------------------------

CASH AND CASH EQUIVALENTS -
  END OF PERIOD                                       $         --   $         --   $         --
                                                      ==========================================

    The accompanying notes are an integral part of the financial statements.

REDHAND INTERNATIONAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2004 AND 2003 (UNAUDITED)




NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The unaudited condensed financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange
Commission ("SEC"). The condensed financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company's annual consolidated statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2003 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These condensed unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the consolidated operations and cash flows for the periods presented.

RedHand International, Inc. (the "Company") (formally known as Secure Blue, Inc.) is a Nevada corporation and was formed on October 9, 1997.

The Company up through September 30, 2003 owned and operated a restaurant known as Eight Ball Corporation d/b/a
Westchester Sports Grill. This entity was sold to one of the Company's former owners and shareholders in return for the 3,000,000 shares of common stock of the Company that was obtained by this officer upon the acquisition of the restaurant. The restaurant was never satisfactorily developed due to a shortage of expansion capital, lack of subsequent marketing, and a general slow down in the entertainment sector.

On February 4, 2004, the Company's board of directors approved a reverse 1 for 10 stock spilt. All shares herein are reflected post-split.

Since the disposition of the restaurant business, the Company has become a "shell" company conducting no business operation, other than to seek a merger partner. There are no employees and there is no real estate owned or leased.

REDHAND INTERNATIONAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2004 AND 2003 (UNAUDITED)



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards
(SFAS) No. 7, "Accounting and Reporting by Development
Stage Enterprises." The Company since disposing its restaurant operations, has devoted substantially all of its efforts to finding a merger candidate.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United
States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue and Cost Recognition

The Company will record its revenue on the accrual basis, whereby revenue will be recognized when services are performed rather than when they are paid for.

Cost is recorded on the accrual basis, when the services are provided, and operating costs are incurred rather than paid for.

Research and Development

All development costs are expensed as incurred.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents.

Income Taxes

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates.

Comprehensive Income

The Company adopted Statement of Financial Accounting
Standards No, 130, "Reporting Comprehensive Income," (SFAS
No. 130). SFAS No. 130 requires the reporting of comprehensive income in addition to net income from operations.

Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of information that historically has not been recognized in the calculation of net income.

REDHAND INTERNATIONAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2004 AND 2003 (UNAUDITED)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising

Costs of advertising and marketing are expensed as incurred. There were no such costs for the Company for the three months ended March 31, 2004 and 2003.

Earnings (Loss) Per Share of Common Stock

Historical net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be antidilutive for the periods presented.

The following is a reconciliation of the computation for basic and diluted EPS:


                                        March 31,           March 31,
                                          2004                2003
                                        ---------           ---------


Net (Loss)                              $ (6,650)           $ (6,028)
                                        ---------           ---------

Weighted-average common shares
  outstanding (Basic)                    624,000             924,000

Weighted-average common stock
   equivalents:
      Stock options                          -                   -
      Warrants                               -                   -
Weighted-average common shares
    outstanding (Diluted)                624,000             942,000


There were no options and warrants outstanding to purchase stock. Had there been, they would not be included in the computation of diluted EPS because inclusion would have been antidilutive.

Fair Value of Financial Instruments

The carrying amount reported in the balance sheet for cash and cash equivalents, accounts payable, and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.

REDHAND INTERNATIONAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2004 AND 2003 (UNAUDITED)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation

The Company has elected to follow Accounting Principles
Board Opinion No. 25, "Accounting for Stock Issued to
Employees" (APB No. 25), and related interpretations, in accounting for their employee stock options rather than the alternative fair value accounting allowed by SFAS No. 123, "Accounting for Stock-Based Compensation", and has adopted the enhanced disclosure provisions of SFAS No. 148, "Accounting for Stock Based Compensation - Transition and
Disclosures", an amendment of SFAS No. 123. APB No. 25 provides that the compensation expense relative to the Company's employee stock options is measured based on the intrinsic value of the stock option. SFAS No. 123 requires companies that continue to follow APB No. 25 to provide a pro-forma disclosure of the impact of applying the fair value method of SFAS No. 123.

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards
Board ("FASB") published Statement of Financial Accounting
Standards No. 123 (Revised 2004), "Share-Based Payment"
("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R, as amended, are effective for small business issuers beginning as of the next fiscal year after December 15, 2005. Accordingly, the Company will implement the revised standard in the first quarter of fiscal year 2006. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard, which may materially impact the Company's results of operations in the first quarter of fiscal year 2006 and thereafter.

On December 16, 2004, FASB issued Statement of Financial
Accounting Standards No. 153, "Exchanges of Non-monetary
Assets, an amendment of APB Opinion No. 29, Accounting for
Non-monetary Transactions" (" SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance.
Under SFAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

REDHAND INTERNATIONAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2004 AND 2003 (UNAUDITED)


NOTE 3 - STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock

As of March 31, 2004, there were 50,000,000 shares authorized, and 624,000 shares issued and outstanding of the Company's common stock with a par value of $.001. On
February 4, 2004, the Company's board of directors approved a reverse 1 for 10 stock split.

On January 18, 2002, the Company issued and executed a forward stock split of 20:1 for all shares issued and outstanding, that resulted in their being 3,080,000 shares issued and outstanding, from 154,000 that were previously issued and outstanding.

On November 14, 2002, the Company issued and executed a forward stock split of 3:1 for all shares issued and outstanding, that resulted in their being 9,240,000 shares issued and outstanding, from 3,080,000 that were previously issued and outstanding.

On September 22, 2003, the Company issued 14,000,000 shares of common stock for the acquisition of Red Hand Software, Ltd. of the United Kingdom. These shares were later in 2003 returned to the Company and cancelled upon termination of the acquisition agreement (see Note 4).

On September 30, 2003, the Company cancelled 3,000,000 shares of common stock in connection with disposing of its restaurant operations.

NOTE 4 - FAILED BUSINESS COMBINATION

On August 15, 2003, the Company entered into an Agreement and Plan of Merger (the "Agreement") with Red Hand
Software, Ltd. (A U.K. Corporation), a developer and marketer of a suite of software products that enables businesses to monitor the workplace activities of users connected to internal computer networks. Closing was to have occurred September 30, 2003. The Company issued
14,000,000 shares of its common stock in a stock purchase, and upon further due diligence, rescinded the agreement and the recipients of the 14,000,000 shares retuned them to the Company, and they were effectively cancelled. Red Hand
Software, Ltd. operations have not been consolidated herein.

REDHAND INTERNATIONAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2004 AND 2003 (UNAUDITED)


NOTE 5 - GOING CONCERN

As shown in the accompanying financial statements, the Company is a development stage company and as of March 31, 2004, has no operating activity. The Company is currently searching for a suitable merger candidate.

There is no guarantee whether the Company will be able to find a suitable merger candidate, and if they do, whether that company will generate enough revenue and cash flow and/or raise capital to support their operations. This raises substantial doubt about the Company's ability to continue as a going concern.

The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 6 - PROVISION FOR INCOME TAXES

Deferred income taxes will be determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company's assets and liabilities. Deferred income taxes will be measured based on the tax rates expected to be in effect when the temporary differences are included in the Company's tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

At March 31, 2004, deferred tax assets consist of the following:


Deferred tax assets		        $     19,992
Less:  valuation allowance                   (19,992)
                                        -------------
                                        $         -0-
                                        =============

At March 31, 2004, the Company had accumulated deficits and deficits accumulated during the development stage of $58,799 available to offset future taxable income through 2024. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

REDHAND INTERNATIONAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2004 AND 2003 (UNAUDITED)


NOTE 7 - DISPOSAL OF BUSINESS UNIT

In September 2003, the Company sold its restaurant operations to a shareholder in return of 3,000,000 shares of common stock that was issued to this stockholder upon acquisition of the restaurant. The Company's consolidated financial statements have been reclassified to reflect these sales as discontinued operations for all periods presented. Summarized operating results of discontinued operations are as follows:


                         For the Three
                          Months Ended
                            March 31
                         --------------
                              2003
                         --------------

Revenues                 $      44,564
                         --------------

Income (loss)
before income taxes      $      (6,028)

Provision for taxes                -
                         --------------

Net income (loss)        $      (6,028)
                         ==============

Net income
(loss) per share         $        (.01)
                         ==============

Diluted income
(loss) per share         $        (.01)
                         ==============



NOTE 8 - SUBSEQUENT EVENT

On October 11, 2005, the Board of Directors authorized the acquisition of 100% of he issued and outstanding capital stock of The African Diamond Company. Upon this acquisition, The African Diamond Company would represent the entire operations of the Company.

The stockholders of The African Diamond Company will receive
20,000,000 shares of restricted common stock of the Company in exchange for their entire ownership interest.

The African Diamond Company owns 49% of the mining rights in respect of the Eddie Williams Oval dump as well as the Kafersdam dump, Kimberly, South Africa. These dumps are mined by independent contractors and the uncut diamonds recovered are sold on tender. The African Diamond Company receives forty percent of all revenues.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with our financial statements and notes thereto included herein, which have been prepared in accordance with accounting principles generally accepted in the United States. In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments.

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

EQUIPMENT AND EMPLOYEES

The Company does not own or lease any assets. We currently have two officers, Laurie Brewis, who serves as our CEO and Deon Kotze, who serves as our CFO.

RESULTS OF OPERATIONS

During the current quarter of the Registrant's fiscal year the Registrant's operating unit did not have any sales. Therefore a comparison of sales to the previous year is not an accurate representation of the increase or decrease of the revenues, costs and sales of the Registrant.

LIQUIDITY AND FINANCIAL RESOURCES

The Company achieved no sales and had general and administrative expenses totaling $6,650 for the quarter ended March 31, 2004, which equaled its net loss for the period. For the quarter ended March 31, 2003, the Company incurred a net loss of $(6,028).

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

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

31.1    Rule 13a-14(a)/15d-14(a) Certification of CEO

31.2    Rule 13a-14(a)/15d-14(a) Certification of CFO

32      Section 1350 Certification of CEO and CFO

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 10, 2006


                Redhand International, INC.

	By:	 	/s/ Laurie Brewis
		--------------------------------------
		Laurie Brewis
		Principal Executive Officer,
                Vice-President and Director



	By:	 	/s/ Deon Kotze
		-----------------------------------------
                Deon Kotze
                Principal Financial Officer