Form 10QSB/A
period 2004-06-30
REDHAND INTERNATIONAL INC
filed 2006-03-20
CIK 1070512

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB/A

(Mark One)
X. QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: June 30, 2004

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
(State or other jurisdiction             (I.R.S. Employer Identification No.)
 of Incorporation or Organization)

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

As of June 30, 2004, the Registrant had 624,000 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):  | | Yes |X| No.

                          REDHAND INTERNATIONAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         CONDENSED FINANCIAL STATEMENTS
                            JUNE 30, 2004 AND 2003

                          REDHAND INTERNATIONAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)


              INDEX TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)




Condensed Balance Sheet as of June 30, 2004

Condensed Statements of Operations for the Six and Three Months Ended June 30, 2004 and 2003 With Cumulative Totals Since October 1, 2003 through June 30, 2004

Condensed Statements of Cash Flows for the Six Months Ended June 30, 2004 and 2003 With Cumulative Totals Since October 1, 2003 through June 30, 2004

Notes to Condensed Financial Statements

                           REDHAND INTERNATIONAL, INC.
                             CONDENSED BALANCE SHEET
                            JUNE 30, 2004 (UNAUDITED)


                                     ASSETS


CURRENT ASSETS
  Cash and cash equivalents                                        $         --
                                                                   ------------

    Total Current Assets                                                     --
                                                                   ------------



TOTAL ASSETS                                                       $         --
                                                                   ------------

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable and accrued expenses                           $     16,450
                                                                   ------------

      Total Current Liabilities                                          16,450
                                                                   ------------


TOTAL LIABILITIES                                                        16,450
                                                                   ------------

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock, $.001 par value, 50,000,000 shares
     authorized, 624,000 ashares issued and outstanding                     624
   Additional paid - in capital                                          50,025
   Subscriptions receivable                                                  --
   Accumulated deficit                                                  (50,649)
   Deficits accumulated during the development stage                    (16,450)
                                                                   ------------

      Total Stockholders' Equity (Deficit)                              (16,450)
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)               $         --
                                                                   ============

    The accompanying notes are an integral part of the financial statements.

                           REDHAND INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
            FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2004 AND 2003
                   WITH CUMULATIVE TOTALS FROM OCTOBER 1, 2003
                        THROUGH JUNE 30, 2004 (UNAUDITED)

                                                                                                             CUMULATIVE
                                                                                                               TOTALS
                                                  FOR THE SIX MONTHS             FOR THE THREE MONTHS      OCTOBER 1, 2003
                                                     ENDED JUNE 30,                 ENDED JUNE 30,             THROUGH
                                                  2004           2003            2004            2003       JUNE 30, 2004
                                             ----------------------------------------------------------------------------
OPERATING REVENUES
  Revenues                                   $         --    $         --    $         --    $         --    $         --

COSTS OF REVENUES                                      --              --              --              --              --
                                             ----------------------------------------------------------------------------

GROSS PROFIT                                           --              --              --              --              --

OPERATING EXPENSES
   General and administrative expenses             14,950              --           8,300              --          16,450
   Depreciation                                        --              --              --              --              --
                                             ----------------------------------------------------------------------------
       Total Operating Expenses                    14,950              --           8,300              --          16,450
                                             ----------------------------------------------------------------------------

DISCONTINUED OPERATIONS
   Gain (loss) from discontinued
     operations, net of income taxes                   --         (33,775)             --         (27,747)             --
   Gain (loss) on disposal                             --              --              --                              --
                                             ----------------------------------------------------------------------------
       Total discontinued operations                   --         (33,775)             --         (27,747)             --
                                             ----------------------------------------------------------------------------

NET LOSS                                     $    (14,950)   $    (33,775)   $     (8,300)   $    (27,747)   $    (16,450)
                                             ============================================================================


NET LOSS PER COMMON SHARES OUTSTANDING
   Continuing Operations                     $     (0.024)   $         --    $     (0.013)   $         --    $     (0.026)
   Discontinued Operations                             --          (0.037)             --          (0.030)             --
                                             ----------------------------------------------------------------------------

                                             $     (0.024)   $     (0.037)   $     (0.013)   $     (0.030)   $     (0.026)
                                             ============================================================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING        624,000         924,000         624,000         924,000         624,000
                                             ============================================================================

    The accompanying notes are an integral part of the financial statements.

                           REDHAND INTERNATIONAL, INC.
                        CONDENSED STATEMENTS OF CASH FLOW
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                   WITH CUMULATIVE TOTALS FROM OCTOBER 1, 2003
                        THROUGH JUNE 30, 2004 (UNAUDITED)

                                                                                 WITH CUMULATIVE
                                                                                   TOTALS FROM
                                                         FOR THE SIX MONTHS      OCTOBER 1, 2003
                                                           ENDED JUNE 30,            THROUGH
                                                        2004            2003      JUNE 30, 2004
                                                   --------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES
   Net loss                                        $    (14,950)   $    (33,775)   $    (16,450)
   Less: Loss from discontinued operations                   --         (33,775)             --
                                                   --------------------------------------------

                                                        (14,950)             --         (16,450)

   Adjustments to reconcile net loss to net cash
     (used in) operating activities:

  Changes in assets and liabilities
     Increase in accounts payable                        14,950              --          16,450
                                                   --------------------------------------------
     Total adjustments                                   14,950              --          16,450
                                                   --------------------------------------------

     Net cash (used in) operating activities                 --              --              --
                                                   --------------------------------------------



NET INCREASE IN
    CASH AND CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS -
    BEGINNING OF PERIOD                                      --              --              --
                                                   --------------------------------------------

                                                   --------------------------------------------
CASH AND CASH EQUIVALENTS -
    END OF PERIOD                                  $         --    $         --    $         --
                                                   ============================================

    The accompanying notes are an integral part of the financial statements.

REDHAND INTERNATIONAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2004 AND 2003 (UNAUDITED)



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

REDHAND INTERNATIONAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2004 AND 2003 (UNAUDITED)



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

REDHAND INTERNATIONAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2004 AND 2003 (UNAUDITED)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

Advertising

Costs of advertising and marketing are expensed as incurred. There were no such costs for the Company for the six months ended June 30, 2004 and 2003.

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

The following is a reconciliation of the computation for basic and diluted EPS:


                                    June 30,                  June 30,
                                     2004                       2003

Net (Loss)                         $(14,950)                   $(33,775)
                                   ---------                   ---------

Weighted-average common shares
  outstanding (Basic)               624,000                     924,000

Weighted-average common stock
   equivalents:
      Stock options                     -                           -
      Warrants                          -                           -
Weighted-average common shares
    outstanding (Diluted)           624,000                     924,000

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

REDHAND INTERNATIONAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2004 AND 2003 (UNAUDITED)



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

REDHAND INTERNATIONAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2004 AND 2003 (UNAUDITED)


NOTE 3 - STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock

As of June 30, 2004, there were 50,000,000 shares authorized, and 624,000 shares issued and outstanding of the Company's common stock with a par value of $.001. On
February 4, 2004, the Company's board of directors approved a reverse 1 for 10 stock split.

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

REDHAND INTERNATIONAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2004 AND 2003 (UNAUDITED)



NOTE 5 - GOING CONCERN

As shown in the accompanying financial statements, the Company is a development stage company and as of June 30, 2004, has no operating activity. The Company is currently searching for a suitable merger candidate.

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

At June 30, 2004, deferred tax assets consist of the following:


Deferred tax assets		        $     22,814
Less:  valuation allowance                   (22,814)
                                        -------------
                                        $         -0-
                                        =============

At June 30, 2004, the Company had accumulated deficits and deficits accumulated during the development stage of $67,099 available to offset future taxable income through 2024. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

REDHAND INTERNATIONAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2004 AND 2003 (UNAUDITED)

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


                                 For the Six
                                 Months Ended
                                   June 30
                                 ------------
                                     2003
                                 ------------

Revenues                         $      96,556

Income (loss)
before income
taxes                            $     (33,775)

Provision for taxes                        -
                                 --------------

Net income (loss)                $     (33,775)
                                 ==============

Net income (loss) per share      $        (.04)
                                 ==============

Diluted income (loss) per share  $        (.04)
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

LIQUIDITY AND FINANCIAL RESOURCES

The Company achieved no sales and had general and administrative expenses totaling $8,300 for the quarter ended June 30, 2004, which equaled its net loss for the period. For the quarter ended
June 30, 2003, the Company incurred a net loss of $(27,747). For the six months ended June 30, 2004 net loss equaled $(14,95) compared to a net loss of $(33,775) for the six months ended June 30, 2003.

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