Form 10QSB/A
period 2004-09-30
REDHAND INTERNATIONAL INC
filed 2006-03-20
CIK 1070512

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB/A

(Mark One)
X. QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: September 30, 2004

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

As of September 30, 2004, the Registrant had 624,000 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):  | | Yes |X| No.

                          REDHAND INTERNATIONAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                        CONDENSED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2004 AND 2003

                          REDHAND INTERNATIONAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)


              INDEX TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)




Condensed Balance Sheet as of September 30, 2004

Condensed Statements of Operations for the Nine and Three Months Ended September 30, 2004 and 2003 With Cumulative Totals Since October 1, 2003 through September 30, 2004

Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2004 and 2003 With Cumulative Totals Since October 1, 2003
through September 30, 2004

Notes to Condensed Financial Statements

                           REDHAND INTERNATIONAL, INC.
                             CONDENSED BALANCE SHEET
                         SEPTEMBER 30, 2004 (UNAUDITED)

                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                          $       --
                                                                     ----------

    Total Current Assets                                                     --
                                                                     ----------

TOTAL ASSETS                                                         $       --
                                                                     ----------

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued expenses                              $   26,300
                                                                     ----------

    Total Current Liabilities                                            26,300
                                                                     ----------


TOTAL LIABILITIES                                                        26,300
                                                                     ----------

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $.001 par value, 50,000,000 shares
    authorized, 624,000 ashares issued and outstanding                      624
  Additional paid - in capital                                           50,025
  Subscriptions receivable                                                   --
  Accumulated deficit                                                   (50,649)
  Deficits accumulated during the development stage                     (26,300)
                                                                     ----------

    Total Stockholders' Equity (Deficit)                                (26,300)
                                                                     ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                 $       --
                                                                     ==========

    The accompanying notes are an integral part of the financial statements.


                           REDHAND INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
         FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                   WITH CUMULATIVE TOTALS FROM OCTOBER 1, 2003
                     THROUGH SEPTEMBER 30, 2004 (UNAUDITED)
                                                                                                                       CUMULATIVE
                                                                                                                         TOTALS
                                                                                                                     OCTOBER 1, 2003
                                                           FOR THE NINE MONTHS             FOR THE THREE MONTHS          THROUGH
                                                           ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,         SEPTEMBER 30,
                                                           2004            2003            2004            2003           2004
                                                      -----------------------------------------------------------------------------
OPERATING REVENUES
  Revenues                                            $          --   $          --   $          --   $          --   $          --
COSTS OF REVENUES                                                --              --              --              --              --
                                                      -----------------------------------------------------------------------------

GROSS PROFIT                                                     --              --                                              --

OPERATING EXPENSES
  General and administrative expenses                        24,800              --           9,850              --          26,300
  Depreciation                                                   --              --              --              --              --
                                                      -----------------------------------------------------------------------------
    Total Operating Expenses                                 24,800              --           9,850              --          26,300
                                                      -----------------------------------------------------------------------------

DISCONTINUED OPERATIONS
  Gain (loss) from discontinued operations,
    net of income taxes                                          --         (74,763)             --         (40,988)
  Gain (loss) on disposal                                        --         181,914              --         181,914
                                                      -----------------------------------------------------------------------------
    Total discontinued operations                                --         107,151              --         140,926              --
                                                      -----------------------------------------------------------------------------

NET INCOME (LOSS)                                     $     (24,800)  $     107,151   $      (9,850)  $     140,926   $     (26,300)
                                                      =============================================================================


NET INCOME (LOSS) PER COMMON SHARES OUTSTANDING
  Continuing Operations                               $      (0.040)  $          --   $      (0.016)  $          --   $      (0.042)
  Discontinued Operations                                        --           0.116              --           0.153              --
                                                      -----------------------------------------------------------------------------
                                                      $      (0.040)  $       0.116   $      (0.016)  $       0.153   $      (0.042)
                                                      =============================================================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                  624,000         924,000         624,000         924,000         624,000
                                                      =============================================================================

    The accompanying notes are an integral part of the financial statements.


                           REDHAND INTERNATIONAL, INC.
                        CONDENSED STATEMENTS OF CASH FLOW
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                   WITH CUMULATIVE TOTALS FROM OCTOBER 1, 2003
                     THROUGH SEPTEMBER 30, 2004 (UNAUDITED)

                                                                                    WITH CUMULATIVE
                                                                                      TOTALS FROM
                                                                                    OCTOBER 1, 2003
                                                           FOR THE NINE MONTHS          THROUGH
                                                           ENDED SEPTEMBER 30,        SEPTEMBER 30,
                                                           2004            2003           2004
                                                      ---------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net income (loss)                                   $     (24,800)  $     107,151   $     (26,300)
  Less: Gain (loss) from discontinued operations                 --         107,151              --
                                                      ---------------------------------------------

                                                            (24,800)             --         (26,300)

  Adjustments to reconcile net loss to net cash
    (used in) operating activities:
                                                                 --              --              --

  Changes in assets and liabilities
    Increase in accounts payable                             24,800              --          26,300
                                                      ---------------------------------------------
    Total adjustments                                        24,800              --          26,300
                                                      ---------------------------------------------
    Net cash (used in) operating activities                      --              --              --
                                                      ---------------------------------------------
NET INCREASE IN
  CASH AND CASH EQUIVALENTS                                      --              --              --

CASH AND CASH EQUIVALENTS -
  BEGINNING OF PERIOD                                            --              --              --
                                                      ---------------------------------------------
                                                      ---------------------------------------------

CASH AND CASH EQUIVALENTS -
  END OF PERIOD                                       $          --   $          --   $          --
                                                      =============================================

    The accompanying notes are an integral part of the financial statements.

REDHAND INTERNATIONAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)


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

REDHAND INTERNATIONAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)


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

REDHAND INTERNATIONAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising

Costs of advertising and marketing are expensed as incurred. There were no such costs for the Company for the nine months ended September 30, 2004 and 2003.

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

The following is a reconciliation of the computation for basic and diluted EPS:


                                 September 30,         September 30,
                                     2004                  2003
                                 -------------         -------------

Net Income (Loss)                  $  (24,800)           $  107,151

Weighted-average common shares
  outstanding (Basic)                 624,000               924,000

Weighted-average common stock
   equivalents:
      Stock options                         -                     -
      Warrants                              -                     -
Weighted-average common shares
    outstanding (Diluted)             624,000               924,000

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

REDHAND INTERNATIONAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)



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

REDHAND INTERNATIONAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)


NOTE 3 - STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock

As of September 30, 2004, there were 50,000,000 shares authorized, and 624,000 shares issued and outstanding of the Company's common stock with a par value of $.001. On
February 4, 2004, the Company's board of directors approved a reverse 1 for 10 stock split.

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

REDHAND INTERNATIONAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)



NOTE 5 - GOING CONCERN

As shown in the accompanying financial statements, the Company is a development stage company and as of September
30, 2004, has no operating activity. The Company is currently searching for a suitable merger candidate.

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

At September 30, 2004, deferred tax assets consist of the following:


Deferred tax assets		        $     26,163
Less:  valuation allowance                   (26,163)
                                        -------------
                                        $        -0-
                                        =============

At September 30, 2004, the Company had accumulated deficits and deficits accumulated during the development stage of $76,949 available to offset future taxable income through 2024. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

REDHAND INTERNATIONAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)


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


                         For the Nine
                         Months Ended
                         September 30
                             2003
                         ------------

Revenues                 $    121,883
                         -------------

Income (loss)
before income taxes      $    (74,763)

Provision for taxes                 -
                         -------------

Net income (loss)        $    (74,763)
                         =============

Net income (loss)
per share                $       (.08)
                         =============

Diluted income
(loss) per share         $       (.08)
                         =============

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

LIQUIDITY AND FINANCIAL RESOURCES

The Company achieved no sales and had general and administrative expenses totaling $9,850 for the quarter ended September 30, 2004, which equaled its net loss for the period. For the quarter ended September 30, 2003, the Company achieved a net gain of $140,926 as a result of the sale of its restaurant operations to a shareholder of the company in exchange for the return of 3,000,000 shares of the company's common stock. For the nine months ended September 30, 2004 net loss equaled $(24,800) compared to a net gain of $107,151 for the nine months ended September 30, 2003.

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