Form 10KSB
period 2004-12-31
REDHAND INTERNATIONAL INC
filed 2006-03-20
CIK 1070512

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                 FORM 10-KSB

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

CLASS                            OUTSTANDING AS OF DECEMBER 31, 2004
-----                            -----------------------------------
COMMON STOCK, $.001 PAR VALUE                             6,240,000

The common stock of RedHand International is traded on the OTC "Pink Sheets" under the symbol "RHNI".

Issuer's revenues for its most recent fiscal year: $0.

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

TABLE OF CONTENTS

PART I.										 	PAGE

ITEM 1.   DESCRIPTION OF BUSINESS                               3

ITEM 2.   DESCRIPTION OF PROPERTY                               6

ITEM 3.   LEGAL PROCEEDINGS                                     6

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	6

PART II.

ITEM 5.   MARKET FOR COMMON EQUITY
                 AND RELATED STOCKHOLDER MATTERS                7

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS	8

ITEM 7.   FINANCIAL STATEMENTS                                  19

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                 ON ACCOUNTING AND FINANCIAL DISCLOSURE         19

ITEM 8A. CONTROLS AND PROCEDURES                                20

ITEM 8B  OTHER INFORMATION                                      20

PART III.

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                 AND CONTROL PERSONS; COMPLIANCE WITH
                 SECTION 16(A) OF THE EXCHANGE ACT              20

ITEM 10. EXECUTIVE COMPENSATION                                 23

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                 OWNERS AND MANAGEMENT, AND
                 RELATED STOCKHOLDER MATTERS                    23

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS         26

ITEM 13. EXHIBITS                                               26

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES                 27

SIGNATURES                                                      28

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

EQUIPMENT AND EMPLOYEES

Since disposing of its restaurant operations the Company has very limited operations, and thus owns no equipment and no employees, excepting the Company's CEO and CFO, neither of whom receive any salary.

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

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

RedHand International, Inc. (formerly known as Secure Blue, Inc. where it was listed on the NASDAQ Bulletin Board under the symbol "SBLI"), is traded on the OTC "Pink Sheets" under the symbol "RHNI". The quotations provided are for the over the counter market which reflect interdealer prices without retail mark-up, mark-down or commissions, and may not represent actual transactions.
The bid prices included below have been obtained from sources believed to be reliable:

=================================================================
PERIOD ENDING:                  HIGH BID                LOW BID
-----------------------------------------------------------------
March 31, 2003                   $2.25                    $0.01
-----------------------------------------------------------------
June 30, 2003                    $1.75                    $0.62
-----------------------------------------------------------------
September 30, 2003               $0.55                    $0.14
-----------------------------------------------------------------
December 31, 2003                $0.45                    $0.14
-----------------------------------------------------------------
March 31, 2004                   $0.27                    $0.07
-----------------------------------------------------------------
June 30, 2004                    $0.15                    $0.05
-----------------------------------------------------------------
September 30, 2004               $0.08                    $0.01
-----------------------------------------------------------------
December 31, 2004                $0.04                    $0.01
=================================================================

The Company had 6,240,000 shares of common stock issued and outstanding as of December 31, 2004, which were held by approximately 34 shareholders.

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

RESULTS OF OPERATIONS

During the fourth quarter of the Registrant's fiscal year ending
December 31, 2004, the Registrant did not have any sales. Therefore a comparison of sales to the previous year is not an accurate representation of the increase or decrease of the revenues, costs and sales of the Registrant.

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

REDHAND INTERNATIONAL, INC.
 (A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

                          REDHAND INTERNATIONAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)


INDEX TO FINANCIAL STATEMENTS


                                                                   Page (s)

Report of Independent Registered Public Accounting Firm               1

Balance Sheet as of December 31, 2004                                 2

Statements of Operations for the Years Ended December 31, 2004
and 2003 With Cumulative Totals Since October 1, 2003 through
December 31, 2004                                                     3

Statement of Changes in Stockholders' Equity (Deficit) for the
Years Ended December 31, 2004 and 2003 and from October 1, 2003
through December 31, 2004                                             4

Statements of Cash Flows for the Years Ended December 31, 2004
and 2003 With Cumulative Totals Since October 1, 2003 through
December 31, 2004                                                     5

Notes to Financial Statements                                        6-12

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Shareholders of
Redhand International, Inc.
Brooklyn, New York

I have audited the accompanying balance sheet of RedHand International, Inc. (the "Company") as of December 31, 2004, and the related statements of operation, changes in stockholders' equity (deficit) and cash flows for the years ended December 31, 2004 and 2003, with cumulative totals from October 1, 2003 through December 31, 2004, the period in which the Company was considered a development stage company. These financial statements are the responsibility of management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RedHand International, Inc. as of December 31, 2004 and 2003, and the results of its operations, and cash flows for the period then ended in conformity with U.S, generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has disposed of its sole operating entity and is in process of finding a new company to merge into their company. They have incurred losses in their initial few months of operations, and will be looking to raise capital over the next year to assist in funding their operations and future merger. These factors raise substantial doubt about its ability to continue as a going concern. Management's operating and financing plans in regards to these matters are also discussed in Note 5. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ MICHAEL POLLACK, CPA
MICHAEL POLLACK, CPA
Cherry Hill, New Jersey

February 20, 2006

                           REDHAND INTERNATIONAL, INC.
                                  BALANCE SHEET
                                DECEMBER 31, 2004


                                     ASSETS


CURRENT ASSETS
  Cash and cash equivalents                                        $         --
                                                                   ------------

    Total Current Assets                                                     --
                                                                   ------------




TOTAL ASSETS                                                       $         --
                                                                   ------------

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable and accrued expenses                           $     36,300
                                                                   ------------

      Total Current Liabilities                                          36,300
                                                                   ------------


TOTAL LIABILITIES                                                        36,300
                                                                   ------------

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock, $.001, par value, 30,000,000 shares
     authorized, 0 shares issued and outstanding                             --
   Common stock, $.001 par value, 50,000,000 shares
     authorized, 624,000 ashares issued and outstanding                     624
   Additional paid - in capital                                          50,025
   Subscriptions receivable                                                  --
   Accumulated deficit                                                  (50,649)
   Deficits accumulated during the development stage                    (36,300)
                                                                   ------------

      Total Stockholders' Equity (Deficit)                              (36,300)
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)               $         --
                                                                   ============

    The accompanying notes are an integral part of the financial statements.

                           REDHAND INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
                   WITH CUMULATIVE TOTALS FROM OCTOBER 1, 2003
                            THROUGH DECEMBER 31, 2004

                                                                                                     CUMULATIVE
                                                                                                       TOTALS
                                                                         FOR THE YEARS             OCTOBER 1, 2003
                                                                       ENDED DECEMBER 31,              THROUGH
                                                                      2004            2003        DECEMBER 31, 2004
                                                                  -------------------------------------------------
OPERATING REVENUES
  Revenues                                                        $         --    $         --    $              --

COSTS OF REVENUES                                                           --              --                   --
                                                                  -------------------------------------------------

GROSS PROFIT                                                                --              --                   --

OPERATING EXPENSES
   General and administrative expenses                                  34,800           1,500               36,300
   Depreciation                                                             --              --                   --
                                                                  -------------------------------------------------
       Total Operating Expenses                                         34,800           1,500               36,300
                                                                  -------------------------------------------------

DISCONTINUED OPERATIONS
  Gain (loss) from discontinued operations, net of income taxes             --         (74,763)                  --
  Gain (loss) on disposal                                                   --         181,914                   --
                                                                  -------------------------------------------------

      Total discontinued operations                                         --         107,151                   --
                                                                  -------------------------------------------------
INCOME BEFORE OTHER (EXPENSE)                                          (34,800)         (1,500)             (36,300)


NET INCOME (LOSS)                                                 $    (34,800)   $    105,651    $         (36,300)
                                                                  =================================================


NET INCOME (LOSS) PER COMMON SHARES OUTSTANDING
       Continuing Operations                                      $     (0.056)   $     (0.002)   $          (0.058)
       Discontinued Operations                                              --           0.126                   --
                                                                  -------------------------------------------------

                                                                  $     (0.056)   $      0.124    $          (0.058)
                                                                  =================================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                             624,000         849,000              624,000
                                                                  =================================================

    The accompanying notes are an integral part of the financial statements.

                           REDHAND INTERNATIONAL, INC.
             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
     WITH CUMULATIVE TOTALS SINCE OCTOBER 1, 2003 THROUGH DECEMBER 31, 2004


                                                                                               Deficits
                                                                                              Accumulated
                                                               Additional                     During the
                                     Common Stock              Paid - In      Accumulated     Development
Description                      Shares          Amount         Capital         Deficit          Stage            Total
-----------                   ------------    ------------    ------------    ------------    ------------    ------------
Balance, January 1, 2002           924,000    $        924    $     74,076    $   (123,177)   $         --    $    (48,177)

Net loss for the year ended
  December 31, 2002                     --              --              --         (34,623)             --         (34,623)
                              --------------------------------------------------------------------------------------------

Balance, December 31, 2002         924,000             924          74,076        (157,800)             --         (82,800)

Cancellation of shares in
   disposition of Eightball
   Corporation                    (300,000)           (300)        (24,051)             --              --         (24,351)

Net income for the period
   January 1, 2003 through
   September 30, 2003                   --              --              --         107,151              --         107,151

Net loss for the period
   October 1, 2003 through
   December 31, 2003                    --              --              --              --          (1,500)         (1,500)
                              --------------------------------------------------------------------------------------------

Balance, December 31, 2003         624,000             624          50,025         (50,649)         (1,500)         (1,500)

Net loss for the year ended
   December 31, 2004                    --              --              --              --         (34,800)        (34,800)
                              --------------------------------------------------------------------------------------------

Balance, December 31, 2004         624,000    $        624    $     50,025    $    (50,649)   $    (36,300)   $    (36,300)
                              ============================================================================================

  The accompanying footnotes are an integral part of the financial statements.

                           REDHAND INTERNATIONAL, INC.
                             STATEMENTS OF CASH FLOW
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
                   WITH CUMULATIVE TOTALS FROM OCTOBER 1, 2003
                            THROUGH DECEMBER 31, 2004

                                                                                   WITH CUMULATIVE
                                                                                     TOTALS FROM
                                                          FOR THE YEARS            OCTOBER 1, 2003
                                                        ENDED DECEMBER 31,             THROUGH
                                                       2004            2003       DECEMBER 31, 2004
                                                   ------------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES
   Net income (loss)                               $    (34,800)   $    105,651    $        (36,300)
   Less: Loss from discontinued operations                   --         107,151                  --
                                                   ------------------------------------------------
                                                        (34,800)         (1,500)            (36,300)

   Adjustments to reconcile net loss to net cash
     (used in) operating activities:

  Changes in assets and liabilities
     Increase in accounts payable                        34,800           1,500              36,300
                                                   ------------------------------------------------
     Total adjustments                                   34,800           1,500              36,300
                                                   ------------------------------------------------

     Net cash (used in) operating activities                 --              --                  --
                                                   ------------------------------------------------


NET INCREASE IN
    CASH AND CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS -
    BEGINNING OF PERIOD                                      --              --                  --
                                                   ------------------------------------------------

                                                   ------------------------------------------------
CASH AND CASH EQUIVALENTS -
    END OF PERIOD                                  $         --    $         --    $             --
                                                   ================================================

    The accompanying notes are an integral part of the financial statements.

REDHAND INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003



NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

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

REDHAND INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Research and Development

All development costs are expensed as incurred.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents.

Income Taxes

The income tax benefit is computed on the pretax loss based on the current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates.

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

Advertising

Costs of advertising and marketing are expensed as incurred. There were no such costs for the Company for the years ended December 31, 2004 and 2003.

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



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
	(CONTINUED)

Earnings (Loss) Per Share of Common Stock (Continued)

The following is a reconciliation of the computation for basic and diluted EPS:

                                            December 31,        December 31,
                                               2004                 2003

Net Income (Loss)                            $(34,800)            $105,651
                                             ---------            --------
Weighted-average common shares
  outstanding (Basic)                         624,000              849,000

Weighted-average common stock
   equivalents:
      Stock options                               -                    -
      Warrants                                    -                    -
Weighted-average common shares
    outstanding (Diluted)                     624,000              849,000

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

REDHAND INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003




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

REDHAND INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003



NOTE 3 - STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock

As of December 31, 2004, there were 50,000,000 shares authorized, and 624,000 shares issued and outstanding of the Company's common stock with a par value of $.001. On February 4, 2004, the Company's board of directors approved a reverse 1 for 10 stock split.

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

REDHAND INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003



NOTE 5 - GOING CONCERN

As shown in the accompanying financial statements, the Company is a development stage company and as of December 31, 2004, has no operating activity. The Company is currently searching for a suitable merger candidate.

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

At December 31, 2004, deferred tax assets consist of the following:


Deferred tax assets		        $     29,563
Less:  valuation allowance                   (29,563)
                                        -------------
                                        $         -0-
                                        =============

At December 31, 2004, the Company had accumulated deficits and deficits accumulated during the development stage of $86,949 available to offset future taxable income through 2024. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

REDHAND INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003



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


                               For the Year Ended
                                 December 31
                                 -----------
                                    2003
                                 -----------

Revenues                         $    121,883
                                 ------------

Income (loss) before
income taxes                     $    (74,763)

Provision for taxes                        -
                                 -------------

Net income (loss)                $    (74,763)
                                 =============

Net income (loss) per share      $       (.08)
                                 =============

Diluted income (loss)
per share                        $       (.08)
                                 -------------


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

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

On April 6th, 2005 the Registrant engaged Aaron Stein ("Stein") to serve as the Registrant's independent public accountant. During the years ended December 31, 2003 and 2004, and through the date of engagement, the Registrant did not consult Stein with respect to the application of accounting principles to a specified transaction, either completed or contemplated, or the type of audit opinion that might be rendered on the Registrant's consolidated financial statements, and neither written nor oral advice was provided the Registrant that was considered in reaching a decision as to any auditing or financial reporting issues, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

On February 1st, 2006, Aaron Stein ("Stein"), resigned as the independent public accountants of RedHand International, Inc. (the "Registrant"). Within his period of appointment from April 6th, 2005 to February 1st, 2006. Mr. Stein did not engage in any duty for the Registrant. Mr. Stein did not issue any report or opinion on any of the Registrant's financial statements for any period. There were no disagreements between the Registrant and Stein on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to Steins satisfaction would have caused them to make reference to the subject matter of the disagreement in connection with any reports.

On February 1st, 2006 the Registrant engaged Michael Pollack ("Pollack") to serve as the Registrant's independent public accountant. During the years ended December 31, 2003 and 2004, and through the date of engagement, the Registrant did not consult Stein with respect to the application of accounting principles to a specified transaction, either completed or contemplated, or the type of audit opinion that might be rendered on the Registrant's consolidated financial statements, and neither written nor oral advice was provided the Registration that was considered in reaching a decision as to any auditing or financial reporting issues, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 8A.  CONTROLS AND PROCEDURES.

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report, the Registrant carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended ("Exchange Act"). This evaluation was done under the supervision and with the participation of the Registrant's president. Based upon that evaluation, he concluded that the Registrant's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Registrant's disclosure obligations under the Exchange Act.

Changes in Disclosure Controls and Procedures.

There were no significant changes in the Registrant's disclosure controls and procedures, or in factors that could significantly affect those controls and procedures, since their most recent evaluation.

ITEM 8B.  OTHER INFORMATION.

None.

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

Compliance with Section 16(a) of the Securities Exchange Act.

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors, and persons who beneficially own more than 10% of any class of the Registrant's equity securities to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and beneficial owners of more than 10% of any class of the Registrant's equity securities are required by SEC regulations to furnish the Registrant with copies of all Section 16(a) forms they file.

The Company is unaware of any directors, officers or beneficial owners of more than ten percent of the Company's Common Stock that, during the fiscal year 2005 or for the fiscal year 2005, failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.

ITEM 10. EXECUTIVE COMPENSATION

For the years ended December 31, 2003 and December 31, 2004, no current or former Officer and/or Director has been compensated with salaries or other form of remuneration.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of December 31, 2003, by (i) each person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange
Act of 1934 (the "Exchange Act") who is known by the Company to own beneficially 5% or more of the Common Stock, (ii) each director of the Company, and (iii) all directors and executive officers as a group. Unless otherwise indicated, all persons listed below have sole voting power and investment power with respect to such shares. Total number of shares originally authorized was 50,000,000 shares of common stock, each of which had a $.001 per share par value. As of December 31, 2004, a total of approximately 624,000 shares of Common Stock, have been issued and are outstanding.

Shareholder          Number           Percentage Ownership
------------------------------------------------------------
Richard Oravec   (1)     0                   0%

Simon P. Thurlow (1)     0                   0%

Directors and
Officers as a
group (2 people)         0                   0%

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

32.1  Section 1350 Certification of CEO and CFO

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.

The aggregate fees billed for each of the last two fiscal years for professional services rendered by Michael Pollack, CPA for the audit of the Registrant's annual financial statements, and review of financial statements included in the company's
Form 10-QSB's 2004: $5,000; and 2003: $4,000.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           REDHAND INTERNATIONAL, INC.


Dated:  March 17, 2006                     By: /s/  Laurie Brewis
                                               ------------------------
                                               Laurie Brewis, President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:


         Signature                    Title              Date

/s/  Laurie Brewis
-------------------
Laurie Brewis             Principal Executive
                          Officer/Director               March 17, 2006


/s/  Deon Kotze
-------------------
Deon Kotze                Principal Financial Officer    March 17, 2006