Form 10QSB
period 2005-03-31
REDHAND INTERNATIONAL INC
filed 2006-03-20
CIK 1070512

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
X. QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: March 31st, 2005

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

As of March 31, 2005, the Registrant had 624,000 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):  | | Yes |X| No.

                         REDHAND INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED FINANCIAL STATEMENTS
                          MARCH 31, 2005 AND 2004

                         REDHAND INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE COMPANY)


               INDEX TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)




Condensed Balance Sheet as of March 31, 2005

Condensed Statements of Operations for the Three Months Ended March 31, 2005 and 2004 With Cumulative Totals Since October 1, 2003
through March 31, 2005

Condensed Statements of Cash Flows for the Three Months Ended March 31, 2005 and 2004 With Cumulative Totals Since October 1, 2003
through March 31, 2005

Notes to Condensed Financial Statements

                           REDHAND INTERNATIONAL, INC.
                             CONDENSED BALANCE SHEET
                           MARCH 31, 2005 (UNAUDITED)

                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                          $       --
                                                                     ----------

    Total Current Assets                                                     --
                                                                     ----------

TOTAL ASSETS                                                         $       --
                                                                     ----------

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued expenses                              $   44,050
                                                                     ----------

    Total Current Liabilities                                            44,050
                                                                     ----------

TOTAL LIABILITIES                                                        44,050
                                                                     ----------

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $.001 par value, 50,000,000 shares
    authorized, 624,000 ashares issued and outstanding                      624
  Additional paid - in capital                                           50,025
  Subscriptions receivable                                                   --
  Accumulated deficit                                                   (50,649)
  Deficits accumulated during the development stage                     (44,050)
                                                                     ----------

    Total Stockholders' Equity (Deficit)                                (44,050)
                                                                     ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                 $       --
                                                                     ==========

     The accompanying notes are an integral part of the financial statements.


                           REDHAND INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                   WITH CUMULATIVE TOTALS FROM OCTOBER 1, 2003
                       THROUGH MARCH 31, 2005 (UNAUDITED)
                                                                                    CUMULATIVE
                                                                                      TOTALS
                                                         FOR THE THREE MONTHS    OCTOBER 1, 2003
                                                            ENDED MARCH 31,          THROUGH
                                                          2005           2004     MARCH 31, 2005
                                                      ------------------------------------------
OPERATING REVENUES
  Revenues                                            $         --   $         --   $         --

COSTS OF REVENUES                                               --             --             --
                                                      ------------------------------------------

GROSS PROFIT                                                    --             --             --

OPERATING EXPENSES
  General and administrative expenses                        7,750          6,650         44,050
  Depreciation                                                  --             --             --
                                                      ------------------------------------------
    Total Operating Expenses                                 7,750          6,650         44,050
                                                      ------------------------------------------

NET LOSS                                              $     (7,750)  $     (6,650)  $    (44,050)
                                                      ==========================================

NET LOSS PER COMMON SHARES OUTSTANDING                $     (0.012)  $     (0.011)  $     (0.071)
                                                      ==========================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                 624,000        624,000        624,000
                                                      ==========================================

    The accompanying notes are an integral part of the financial statements.

                           REDHAND INTERNATIONAL, INC.
                        CONDENSED STATEMENTS OF CASH FLOW
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                   WITH CUMULATIVE TOTALS FROM OCTOBER 1, 2003
                       THROUGH MARCH 31, 2005 (UNAUDITED)
                                                                                 WITH CUMULATIVE
                                                                                   TOTALS FROM
                                                         FOR THE THREE MONTHS    OCTOBER 1, 2003
                                                            ENDED MARCH 31,          THROUGH
                                                          2005           2004     MARCH 31, 2005
                                                      ------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net loss                                            $     (7,750)  $     (6,650)  $    (44,050)
                                                      ------------------------------------------
  Adjustments to reconcile net loss to net cash
    (used in) operating activities:

  Changes in assets and liabilities
    Increase in accounts payable                             7,750          6,650         44,050
                                                      ------------------------------------------
    Total adjustments                                        7,750          6,650         44,050
                                                      ------------------------------------------

    Net cash (used in) operating activities                     --             --             --
                                                      ------------------------------------------
NET INCREASE IN
  CASH AND CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS -
  BEGINNING OF PERIOD                                           --             --             --
                                                      ------------------------------------------
                                                      ------------------------------------------

CASH AND CASH EQUIVALENTS -
  END OF PERIOD                                       $         --   $         --   $         --
                                                      ==========================================

    The accompanying notes are an integral part of the financial statements.

REDHAND INTERNATIONAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2005 AND 2004 (UNAUDITED)


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The unaudited condensed financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange
Commission ("SEC"). The condensed financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company's annual consolidated statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2004 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

REDHAND INTERNATIONAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2005 AND 2004 (UNAUDITED)




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

REDHAND INTERNATIONAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2005 AND 2004 (UNAUDITED)



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising

Costs of advertising and marketing are expensed as incurred. There were no such costs for the Company for the three months ended March 31, 2005 and 2004.

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

The following is a reconciliation of the computation for basic and diluted EPS:


                                      March 31,              March 31,
                                        2005                   2004
                                      ---------              ---------
Net (Loss)                            $  (7,750)             $  (6,650)
                                      ----------             ----------

Weighted-average common shares
  outstanding (Basic)                   624,000                624,000

Weighted-average common stock
   equivalents:
      Stock options                           -                      -
      Warrants                                -                      -
Weighted-average common shares
    outstanding (Diluted)               624,000                624,000

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

REDHAND INTERNATIONAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2005 AND 2004 (UNAUDITED)




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

REDHAND INTERNATIONAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2005 AND 2004 (UNAUDITED)



NOTE 3 - STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock

As of March 31, 2005, there were 50,000,000 shares authorized, and 624,000 shares issued and outstanding of the Company's common stock with a par value of $.001. On
February 4, 2004, the Company's board of directors approved a reverse 1 for 10 stock split.

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

REDHAND INTERNATIONAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2005 AND 2004 (UNAUDITED)



NOTE 5 - GOING CONCERN

As shown in the accompanying financial statements, the Company is a development stage company and as of March 31, 2005, has no operating activity. The Company is currently searching for a suitable merger candidate.

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

At March 31, 2005, deferred tax assets consist of the following:


Deferred tax assets		        $     32,198
Less:  valuation allowance                   (32,198)
                                        -------------
                                        $         -0-
                                        =============

At March 31, 2005, the Company had accumulated deficits and deficits accumulated during the development stage of $94,699 available to offset future taxable income through 2025. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 7 - SUBSEQUENT EVENT

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

LIQUIDITY AND FINANCIAL RESOURCES

The Company achieved no sales and had general and administrative expenses totaling $7,750 for the quarter ended March 31, 2005, which equaled its net loss for the period. For the quarter ended March 31, 2004, the Company incurred a net loss of $(6,650).

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