Form 10QSB
period 2005-06-30
REDHAND INTERNATIONAL INC
filed 2006-03-20
CIK 1070512

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)
X. QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: June 30, 2005

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

As of June 30, 2005, the Registrant had 624,000 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):  | | Yes |X| No.

                         REDHAND INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        CONDENSED FINANCIAL STATEMENTS
                            JUNE 30, 2005 AND 2004

                         REDHAND INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE COMPANY)


              INDEX TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)




Condensed Balance Sheet as of June 30, 2005

Condensed Statements of Operations for the Six and Three Months Ended June 30, 2005 and 2004 With Cumulative Totals Since October 1, 2003 through June 30, 2005

Condensed Statements of Cash Flows for the Six Months Ended June 30, 2005 and 2004 With Cumulative Totals Since October 1, 2003 through June 30, 2005

Notes to Condensed Financial Statements

                           REDHAND INTERNATIONAL, INC.
                             CONDENSED BALANCE SHEET
                            JUNE 30, 2005 (UNAUDITED)


                                     ASSETS


CURRENT ASSETS
  Cash and cash equivalents                                        $         --
                                                                   ------------

    Total Current Assets                                                     --
                                                                   ------------




TOTAL ASSETS                                                       $         --
                                                                   ------------

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable and accrued expenses                           $     52,550
                                                                   ------------

      Total Current Liabilities                                          52,550
                                                                   ------------


TOTAL LIABILITIES                                                        52,550
                                                                   ------------

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock, $.001 par value, 50,000,000 shares
     authorized, 4,624,000 ashares issued and outstanding                 4,624
   Additional paid - in capital                                         526,025
   Subscriptions receivable                                                  --
   Accumulated deficit                                                  (50,649)
   Deficits accumulated during the development stage                   (532,550)
                                                                   ------------

      Total Stockholders' Equity (Deficit)                              (52,550)
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)               $         --
                                                                   ============

    The accompanying notes are an integral part of the financial statements.

                           REDHAND INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
            FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2005 AND 2004
                   WITH CUMULATIVE TOTALS FROM OCTOBER 1, 2003
                        THROUGH JUNE 30, 2005 (UNAUDITED)

                                                                                                             CUMULATIVE
                                                                                                               TOTALS
                                                  FOR THE SIX MONTHS             FOR THE THREE MONTHS      OCTOBER 1, 2003
                                                     ENDED JUNE 30,                 ENDED JUNE 30,             THROUGH
                                                  2005           2004            2005            2004       JUNE 30, 2005
                                             ----------------------------------------------------------------------------
OPERATING REVENUES
  Revenues                                   $         --    $         --    $         --    $         --    $         --

COSTS OF REVENUES                                      --              --              --              --              --
                                             ----------------------------------------------------------------------------

GROSS PROFIT                                           --              --              --              --              --

OPERATING EXPENSES
   General and administrative expenses            496,250          14,950         488,500           8,300         532,550
   Depreciation                                        --              --              --              --              --
                                             ----------------------------------------------------------------------------
       Total Operating Expenses                   496,250          14,950         488,500           8,300         532,550
                                             ----------------------------------------------------------------------------

NET LOSS                                     $   (496,250)   $    (14,950)   $   (488,500)   $     (8,300)   $   (532,550)
                                             ============================================================================


NET LOSS PER COMMON SHARES OUTSTANDING       $     (0.189)   $     (0.024)   $     (0.106)   $     (0.013)   $     (0.445)
                                             ============================================================================


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING      2,624,000         624,000       4,624,000         624,000       1,195,429
                                             ============================================================================

    The accompanying notes are an integral part of the financial statements.

                           REDHAND INTERNATIONAL, INC.
                        CONDENSED STATEMENTS OF CASH FLOW
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                   WITH CUMULATIVE TOTALS FROM OCTOBER 1, 2003
                        THROUGH JUNE 30, 2005 (UNAUDITED)

                                                                                 WITH CUMULATIVE
                                                                                   TOTALS FROM
                                                         FOR THE SIX MONTHS      OCTOBER 1, 2003
                                                           ENDED JUNE 30,            THROUGH
                                                        2005            2004      JUNE 30, 2005
                                                   --------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES
   Net loss                                        $   (496,250)   $    (14,950)   $   (532,550)
                                                   --------------------------------------------
   Adjustments to reconcile net loss to net cash
     (used in) operating activities:
    Common stock issued for services                    480,000              --         480,000

  Changes in assets and liabilities
     Increase in accounts payable                        16,250          14,950          52,550
                                                   --------------------------------------------
     Total adjustments                                  496,250          14,950         532,550
                                                   --------------------------------------------

     Net cash (used in) operating activities                 --              --              --
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

REDHAND INTERNATIONAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2005 AND 2004 (UNAUDITED)


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

REDHAND INTERNATIONAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2005 AND 2004 (UNAUDITED)


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

REDHAND INTERNATIONAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2005 AND 2004 (UNAUDITED)




NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising

Costs of advertising and marketing are expensed as incurred. There were no such costs for the Company for the six months ended June 30, 2005 and 2004.

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

The following is a reconciliation of the computation for basic and diluted EPS:


                                        June 30,                June 30
                                          2005                    2004
                                      ----------               ----------

Net (Loss)                            $ (496,250)              $  (14,950)

Weighted-average common shares
  outstanding (Basic)                  2,624,000                  624,000

Weighted-average common stock
   equivalents:
      Stock options                            -                        -
      Warrants                                 -                        -
Weighted-average common shares
    outstanding (Diluted)              2,624,000                  624,000

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

REDHAND INTERNATIONAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2005 AND 2004 (UNAUDITED)



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

REDHAND INTERNATIONAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2005 AND 2004 (UNAUDITED)


NOTE 3 - STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock

As of June 30, 2005, there were 50,000,000 shares authorized, and 4,624,000 shares issued and outstanding of the Company's common stock with a par value of $.001. On
February 4, 2004, the Company's board of directors approved a reverse 1 for 10 stock split.

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

On April 6, 2005, the Company issued 4,000,000 shares to an officer for services rendered at fair value of $480,000
($.12 per share).

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

REDHAND INTERNATIONAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2005 AND 2004 (UNAUDITED)



NOTE 5 - GOING CONCERN

As shown in the accompanying financial statements, the Company is a development stage company and as of June 30, 2005, has no operating activity. The Company is currently searching for a suitable merger candidate.

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

At June 30, 2005, deferred tax assets consist of the following:


Deferred tax assets		        $     198,288
Less:  valuation allowance                   (198,288)
                                        --------------
                                        $          -0-

At June 30, 2005, the Company had accumulated deficits and deficits accumulated during the development stage of $583,199 available to offset future taxable income through 2025. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

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

LIQUIDITY AND FINANCIAL RESOURCES

The Company achieved no sales and had general and administrative expenses totaling $488,500 for the quarter ended June 30, 2005, which equaled its net loss for the period. For the quarter ended
June 30, 2004, the Company incurred a net loss of $(8,300). For the six months ended June 30, 2004 net loss equaled $(496,250) compared to a net loss of $(14,950) for the six months ended June 30, 2004.

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