Form 10QSB
period 2005-09-30
REDHAND INTERNATIONAL INC
filed 2006-03-20
CIK 1070512

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)
X. QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: Sept 30, 2005

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

As of September 30, 2005, the Registrant had 4,624,000 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):  | | Yes |X| No.

                          REDHAND INTERNATIONAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         CONDENSED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2005 AND 2004

                          REDHAND INTERNATIONAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)


             INDEX TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)




Condensed Balance Sheet as of September 30, 2005

Condensed Statements of Operations for the Nine and Three Months Ended September 30, 2005 and 2004 With Cumulative Totals Since October 1, 2003 through September 30, 2005

Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2005 and 2004 With Cumulative Totals Since October 1, 2003
through September 30, 2005

Notes to Condensed Financial Statements

                           REDHAND INTERNATIONAL, INC.
                             CONDENSED BALANCE SHEET
                         SEPTEMBER 30, 2005 (UNAUDITED)

                                     ASSETS


CURRENT ASSETS
  Cash and cash equivalents                                          $       --
                                                                     ----------

    Total Current Assets                                                     --
                                                                     ----------

TOTAL ASSETS                                                         $       --
                                                                     ----------

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued expenses                              $   61,550
                                                                     ----------

    Total Current Liabilities                                            61,550
                                                                     ----------


TOTAL LIABILITIES                                                        61,550
                                                                     ----------

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $.001 par value, 50,000,000 shares
    authorized, 4,624,000 ashares issued and outstanding                  4,624
  Additional paid - in capital                                          526,025
  Subscriptions receivable                                                   --
  Accumulated deficit                                                   (50,649)
  Deficits accumulated during the development stage                    (541,550)
                                                                     ----------

    Total Stockholders' Equity (Deficit)                                (61,550)
                                                                     ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                 $       --
                                                                     ==========

    The accompanying notes are an integral part of the financial statements.


                           REDHAND INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
         FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                   WITH CUMULATIVE TOTALS FROM OCTOBER 1, 2003
                     THROUGH SEPTEMBER 30, 2005 (UNAUDITED)
                                                                                                                   CUMULATIVE
                                                                                                                     TOTALS
                                                                                                                OCTOBER 1, 2003
                                                      FOR THE NINE MONTHS             FOR THE THREE MONTHS          THROUGH
                                                      ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,         SEPTEMBER 30,
                                                      2005            2004            2005            2004            2005
                                                 -----------------------------------------------------------------------------
OPERATING REVENUES
  Revenues                                       $          --   $          --                                   $          --
COSTS OF REVENUES                                           --              --                                              --
                                                 -----------------------------------------------------------------------------

GROSS PROFIT                                                --              --                                              --

OPERATING EXPENSES
  General and administrative expenses                  505,250          24,800           9,000           9,850         541,550
  Depreciation                                              --              --              --              --              --
                                                 -----------------------------------------------------------------------------
    Total Operating Expenses                           505,250          24,800           9,000           9,850         541,550
                                                 -----------------------------------------------------------------------------

NET LOSS                                         $    (505,250)  $     (24,800)  $      (9,000)  $      (9,850)  $    (541,550)
                                                 =============================================================================

NET LOSS PER COMMON SHARES OUTSTANDING           $      (0.154)  $      (0.040)  $      (0.002)  $      (0.016)  $      (0.333)
                                                 =============================================================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING           3,290,667         624,000       4,624,000         624,000       1,624,000
                                                 =============================================================================

    The accompanying notes are an integral part of the financial statements.


                           REDHAND INTERNATIONAL, INC.
                        CONDENSED STATEMENTS OF CASH FLOW
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                   WITH CUMULATIVE TOTALS FROM OCTOBER 1, 2003
                      THROUGH SEPTEMBER 30, 2005(UNAUDITED)
                                                                                     WITH CUMULATIVE
                                                                                       TOTALS FROM
                                                                                     OCTOBER 1, 2003
                                                           FOR THE NINE MONTHS           THROUGH
                                                           ENDED SEPTEMBER 30,         SEPTEMBER 30,
                                                           2005            2004           2005
                                                      ---------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net loss                                            $    (505,250)  $     (24,800)  $    (541,550)
                                                      ---------------------------------------------
  Adjustments to reconcile net loss to net cash
    (used in) operating activities:
  Common stock issued for services                          480,000              --         480,000

  Changes in assets and liabilities
    Increase in accounts payable                             25,250          24,800          61,550
                                                      ---------------------------------------------
    Total adjustments                                       505,250          24,800         541,550
                                                      ---------------------------------------------

    Net cash (used in) operating activities                      --              --              --
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

REDHAND INTERNATIONAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)





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

REDHAND INTERNATIONAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)




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

REDHAND INTERNATIONAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)




NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising

Costs of advertising and marketing are expensed as incurred. There were no such costs for the Company for the nine months ended September 30, 2005 and 2004.

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

The following is a reconciliation of the computation for basic and diluted EPS:


                                        September 30,         September 30,
                                            2005                  2004
                                        -------------         -------------

Net (Loss)                                $ (505,250)          $  (24,800)
                                          -----------          -----------

Weighted-average common shares
  outstanding (Basic)                      3,290,667              624,000

Weighted-average common stock
   equivalents:
      Stock options                                -                    -
      Warrants                                     -                    -
Weighted-average common shares
    outstanding (Diluted)                  3,290,667              624,000

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

REDHAND INTERNATIONAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)



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

REDHAND INTERNATIONAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)



NOTE 3 - STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock

As of September 30, 2005, there were 50,000,000 shares authorized, and 4,624,000 shares issued and outstanding of the Company's common stock with a par value of $.001. On
February 4, 2004, the Company's board of directors approved a reverse 1 for 10 stock split.

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

REDHAND INTERNATIONAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)



NOTE 5 - GOING CONCERN

As shown in the accompanying financial statements, the Company is a development stage company and as of September
30, 2005, has no operating activity. The Company is currently searching for a suitable merger candidate.

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

At September 30, 2005, deferred tax assets consist of the following:


Deferred tax assets		        $     201,348
Less:  valuation allowance                   (201,348)
                                        --------------
                                        $          -0-
                                        ==============

At September 30, 2005, the Company had accumulated deficits and deficits accumulated during the development stage of $592,199 available to offset future taxable income through 2025. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

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

LIQUIDITY AND FINANCIAL RESOURCES

The Company achieved no sales and had general and administrative expenses totaling $9,000 for the quarter ended September 30, 2005, which equaled its net loss for the period. For the quarter ended
September 30, 2004, the Company incurred a net loss of $(9,850).
For the nine months ended September 30, 2005 net loss equaled $(505,250) compared to a net loss of $(24,800) for the nine months ended September 30, 2004.

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