Form 10KSB/A
period 2003-12-31
REDHAND INTERNATIONAL INC
filed 2006-03-28
CIK 1070512

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                FORM 10-KSB/A

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

                                    CLASS
                                    -----
                        COMMON STOCK, $.001 PAR VALUE

The common stock of RedHand International is traded on the OTC "Pink Sheets" under the symbol "RHNI".

Issuer's revenues for its most recent fiscal year: $0.

Transitional Small Business Disclosure Format (check one): |_| Yes |X| No

|X| Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act.

|X| Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

|_| Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB or any amendment to this Form 10-KSB.

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).  |X| Yes | | No.

The registrant's achieved no revenues for the fiscal year ended December 31, 2003. As of December 30, 2003 the Registrant had
6,240,000 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):  | | Yes |X| No.



EXPLANATORY NOTE

This amendment is being filed by Redhand International, Inc.. (the "Registrant") to fully comply by SEC requirements that a PCOBA approved accountant be appointed to file 10K-SBA reports for periods of December 31st, 2004 and December 31st, 2003. The original filing Included a report by an Independent Auditor not approved by the PCOBA. Accordingly, pursuant to rule 12b-25 under the Securities Exchange Act of 1934, as amended, this Form 10-KSB/A contains the complete text of the original text of the Form 10-KSB, as amended.

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

                          REDHAND INTERNATIONAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                             FINANCIAL STATEMENTS
                          DECEMBER 31, 2003 AND 2002

                          REDHAND INTERNATIONAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)


INDEX TO FINANCIAL STATEMENTS


                                                                   Page (s)
                                                                   --------

Report of Independent Registered Public Accounting Firm - 2003        1

Independent Auditors' Report                                          2

Balance Sheet as of December 31, 2003                                 3

Statements of Operations for the Years Ended December 31, 2003
and 2002 with Cumulative Totals Since October 1, 2003 through
December 31, 2003                                                     4

Statement of Changes in Stockholders' Equity (Deficit) for the
Years Ended December 31, 2003 and 2002 and from October 1, 2003
through December 31, 2003                                             5

Statements of Cash Flows for the Years Ended December 31, 2003
and 2002 with Cumulative Totals Since October 1, 2003 through
December 31, 2003                                                     6

Notes to Financial Statements                                        7-13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Shareholders of
Redhand International, Inc.
Brooklyn, New York

I have audited the accompanying balance sheet of RedHand International, Inc. (the "Company") as of December 31, 2003, and the related statements of operation, changes in stockholders' equity (deficit) and cash flows for the year then ended, with cumulative totals from October 1, 2003 through December 31, 2003, the period in which the Company was considered a development stage company. These financial statements are the responsibility of management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RedHand International, Inc. as of December 31, 2003, and the results of its operations, and cash flows for the period then ended in conformity with U.S, generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has just disposed of its sole operating entity and is in process of finding a new company to merge into their company. They have incurred losses in their initial few months of operations, and will be looking to raise capital over the next year to assist in funding their operations and future merger. These factors raise substantial doubt about its ability to continue as a going concern. Management's operating and financing plans in regards to these matters are also discussed in Note 5. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ MICHAEL POLLACK, CPA
MICHAEL POLLACK, CPA
Cherry Hill, New Jersey

February 20, 2006

                         Independent Auditor's Report

Mark Sherman CPA Professional Corp.
601 South Rancho Drive Suite D-32
Las Vegas, NV 89106-4827
PHONE (702) 645-6318 FAX (702) 645-1604

Board of Directors
Eight Ball Corporation
Las Vegas, Nevada

    We have audited the accompanying balance sheet of Eight Ball Corporation as of December 31, 2002; and the related statement of operations, stockholders' equity and cash flows for the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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


/s/ MARK SHERMAN CPA
Mark Sherman CPA Professional Corp
March 27, 2003

                           REDHAND INTERNATIONAL, INC.
                                 BALANCE SHEETS
                                DECEMBER 31, 2003


                                     ASSETS


CURRENT ASSETS
  Cash and cash equivalents                                        $         --
                                                                   ------------

    Total Current Assets                                                     --
                                                                   ------------




TOTAL ASSETS                                                       $         --
                                                                   ------------

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable and accrued expenses                           $      1,500
                                                                   ------------

      Total Current Liabilities                                           1,500
                                                                   ------------


TOTAL LIABILITIES                                                         1,500
                                                                   ------------

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock, $.001 par value, 50,000,000 shares
     authorized, 6,240,000 ashares issued and outstanding                 6,240
   Additional paid - in capital                                          44,409
   Subscriptions receivable                                                  --
   Accumulated deficit                                                  (50,649)
   Deficits accumulated during the development stage                     (1,500)
                                                                   ------------

      Total Stockholders' Equity (Deficit)                               (1,500)
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)               $         --
                                                                   ============

    The accompanying notes are an integral part of the financial statements.

                           REDHAND INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                   WITH CUMULATIVE TOTALS FROM OCTOBER 1, 2003
                            THROUGH DECEMBER 31, 2003

                                                                                                     CUMULATIVE
                                                                                                       TOTALS
                                                                         FOR THE YEARS             OCTOBER 1, 2003
                                                                       ENDED DECEMBER 31,              THROUGH
                                                                      2003            2002        DECEMBER 31, 2003
                                                                  -------------------------------------------------
OPERATING REVENUES
  Revenues                                                        $         --    $         --    $              --

COSTS OF REVENUES                                                           --              --                   --
                                                                  -------------------------------------------------

GROSS PROFIT                                                                --              --                   --

OPERATING EXPENSES
   General and administrative expenses                                   1,500              --                1,500
   Depreciation                                                             --              --                   --
                                                                  -------------------------------------------------
       Total Operating Expenses                                          1,500              --                1,500
                                                                  -------------------------------------------------

DISCONTINUED OPERATIONS
  Gain (loss) from discontinued operations, net of income taxes        (74,763)        (34,623)                  --
  Gain (loss) on disposal                                              181,914              --                   --
                                                                  -------------------------------------------------

      Total discontinued operations                                    107,151         (34,623)                  --
                                                                  -------------------------------------------------

NET INCOME (LOSS)                                                 $    105,651    $    (34,623)   $          (1,500)
                                                                  =================================================

NET INCOME (LOSS) PER COMMON SHARES OUTSTANDING
       Continuing Operations                                      $     (0.000)   $         --    $          (0.000)
       Discontinued Operations                                           0.013          (0.004)                  --
                                                                  -------------------------------------------------

                                                                  $      0.012    $     (0.004)   $          (0.000)
                                                                  =================================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                           8,490,000       9,240,000            6,240,000
                                                                  =================================================

    The accompanying notes are an integral part of the financial statements.

                           REDHAND INTERNATIONAL, INC.
             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
     WITH CUMULATIVE TOTALS SINCE OCTOBER 1, 2003 THROUGH DECEMBER 31, 2003


                                                                                                        Deficits
                                                                                                       Accumulated
                                                                        Additional                     During the
                                              Common Stock              Paid - In      Accumulated     Development
Description                               Shares          Amount         Capital         Deficit          Stage           Total
-----------                            ------------    ------------    ------------    ------------    ------------    ------------
Balance, January 1, 2002                  9,240,000    $      9,240    $     65,760    $   (123,177)   $         --    $    (48,177)

Net loss for the year ended
   December 31, 2002                             --              --              --         (34,623)             --         (34,623)
                                       --------------------------------------------------------------------------------------------

Balance, December 31, 2002                9,240,000           9,240          65,760        (157,800)             --         (82,800)

Cancellation of shares in
   disposition of Eightball
   Corporation                           (3,000,000)         (3,000)        (21,351)             --              --         (24,351)

Net income for the period
   January 1, 2003 through
   September 30, 2003                            --              --              --         107,151              --         107,151

Net loss for the period
   October 1, 2003 through
   December 31, 2003                             --              --              --              --          (1,500)         (1,500)
                                       --------------------------------------------------------------------------------------------

Balance, December 31, 2003                6,240,000    $      6,240    $     44,409    $    (50,649)   $     (1,500)   $     (1,500)
                                       ============================================================================================

  The accompanying footnotes are an integral part of the financial statements.

                           REDHAND INTERNATIONAL, INC.
                             STATEMENTS OF CASH FLOW
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                   WITH CUMULATIVE TOTALS FROM OCTOBER 1, 2003
                            THROUGH DECEMBER 31, 2003

                                                                                    WITH CUMULATIVE
                                                                                      TOTALS FROM
                                                          FOR THE YEARS             OCTOBER 1, 2003
                                                        ENDED DECEMBER 31,             THROUGH
                                                       2003            2002        DECEMBER 31, 2003
                                                   -------------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES
   Net income (loss)                               $    105,651    $    (34,623)   $          (1,500)
   Less: Loss from discontinued operations              107,151         (34,623)                  --
                                                   -------------------------------------------------
                                                         (1,500)             --               (1,500)

   Adjustments to reconcile net loss to net cash
     (used in) operating activities:

  Changes in assets and liabilities
     Increase in accounts payable                         1,500              --                1,500
                                                   -------------------------------------------------
     Total adjustments                                    1,500              --                1,500
                                                   -------------------------------------------------

     Net cash (used in) operating activities                 --              --                   --
                                                   -------------------------------------------------



NET INCREASE IN
    CASH AND CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS -
    BEGINNING OF PERIOD                                      --              --                   --
                                                   -------------------------------------------------

                                                   -------------------------------------------------
CASH AND CASH EQUIVALENTS -
    END OF PERIOD                                  $         --    $         --    $              --
                                                   =================================================

    The accompanying notes are an integral part of the financial statements.

REDHAND INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002



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

REDHAND INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002


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

Advertising

Costs of advertising and marketing are expensed as incurred. There were no such costs for the Company for the years ended December 31, 2003 and 2002.

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

REDHAND INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002




NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings (Loss) Per Share of Common Stock (Continued)

The following is a reconciliation of the computation for basic and diluted EPS:


                                        December 31,        December 31,
                                           2003                2002
                                        ------------        ------------

Net Income (Loss)                        $  105,651          $  (34,623)
                                         -----------         -----------
Weighted-average common shares
  outstanding (Basic)                     6,240,000           8,490,000

Weighted-average common stock
   equivalents:
      Stock options                               -                   -
      Warrants                                    -                   -
Weighted-average common shares
    outstanding (Diluted)                 8,940,000           9,240,000

There were no options and warrants outstanding to purchase stock. Had there been, they would not be included in the computation of diluted EPS in 2002 because inclusion would have been antidilutive.

Fair Value of Financial Instruments

The carrying amount reported in the balance sheet for cash and cash equivalents, accounts payable, and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.

REDHAND INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002


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

REDHAND INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002




NOTE 3 - STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock

As of December 31, 2003, there were 50,000,000 shares authorized, and 6,240,000 shares issued and outstanding of the Company's common stock with a par value of $.001.

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

REDHAND INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002


NOTE 5 - GOING CONCERN

As shown in the accompanying financial statements, the Company is a development stage company and as of December
31, 2003, has no operating activity. The Company is currently searching for a suitable merger candidate.

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

At December 31, 2003, deferred tax assets consist of the following:


Deferred tax assets		        $     17,730
Less:  valuation allowance                   (17,730)
                                        -------------
                                        $         -0-
                                        =============

At December 31, 2003, the Company had accumulated deficits and deficits accumulated during the development stage of $52,149 available to offset future taxable income through 2023. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

REDHAND INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002


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


                                       For the Years Ended
                                           December 31
                                   ----------------------------
                                     2003                2002
                                   ----------------------------

Revenues                           $ 121,883        $  214,647
                                   ----------       -----------

Income (loss)
before income taxes                $ (74,763)       $  (34,623)

Provision for taxes                        -                 -
                                   ----------       -----------

Net income (loss)                  $ (74,763)       $  (34,623)
                                   ==========       ===========

Net income (loss) per share        $   (.008)       $    (.004)
                                   ==========       ===========

Diluted income (loss) per share    $   (.008)       $    (.004)
                                   ==========       ===========



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


Shareholder             Number         Percentage
                                       Ownership
-----------------------------------------------------------------
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